Form 10QSB
period 2000-01-31
ASTURIAS INDUSTRIES INC
filed 2002-04-23
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2000

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No. 001-15545

                            ASTURIAS INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                                     Florida
                         (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   65-0956101
                                (I.R.S. Employer
                              Identification No.)

               22154 Martella Avenue, Boca Raton, Florida       33433
              (Address of Principal Executive Offices)        (Zip Code)

                                 (561) 451-9674
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2000 and April 23, 2002, the Company had 1,000,000 shares of Common Stock outstanding, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2000 are not necessarily indicative of results that may be expected for the year ending October 31, 2000. The financial statements are presented on the accrual basis.

                            ASTURIAS INDUSTRIES, INC.

                         ( A DEVELOPMENT STAGE COMPANY)

                                Table of Contents

Independent Auditor's Report ....                    1

Balance Sheet ...................                    2

Statement of Operations .........                    3

Statement of Shareholders' Equity                    4

Statement of Cash Flows .........                    5

Notes to Financial Statements ...                    6

                            ASTURIAS INDUSTRIES, INC.

                                  BALANCE SHEET

                      January 31, 2000 and October 31, 1999

                                     ASSETS

Current Assets                                                             2000              1999
                                                                       -------------       ---------
                                                                            (Unaudited)    (Audited)
      Cash                                                         $            150    $        150

                                                                   -----------------   -------------
                                                                   $            150    $        150
                                                                   =================   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

      Due to related party                                         $           1667    $       1667
                                                                   -----------------   -------------

Shareholders' Deficit

      Common stock-$.001 par value; 1,000,000 Shares authorized;
           1,000,000 shares issued and outstanding                            1,000           1,000

      Deficit                                                                (2,517)         (2,517)
                                                                       -------------       ---------
                Total shareholders' deficit                                  (1,517)         (1,517)

                                                                   -----------------   -------------
                                                                   $            150    $        150
                                                                   =================   =============

   The accompanying notes are an integral part of these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF OPERATIONS

                  Three Months Ended January 31, 2000 and 1999

                                                                                        3 months ended          3 months ended
                                                                                         January 31, 2000        January, 1999
                                                                                     --------------------------------------------
                                                                                          (Unaudited)             (Unaudited)
Revenues                                                                             $             -0-     $              -0-

Expenses

                                                                                     -------------------   ----------------------
Net (loss)                                                                           $             -0-     $              -0-
                                                                                     ===================   ======================

Net (loss) per share-basic and diluted                                               $           0.0000    $              0.0000
                                                                                     ===================   ======================

Weighted average number of shares outstanding during the period-
      diluted and undiluted                                                                   1,000,000                1,000,000
                                                                                     ===================   ======================

         The accompanying notes are an integral part of these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                       Three Months Ended January 31, 2000

                                                                           Common Stock
                                                                     ------------------------------
                                                                        Shares           Amount            Deficit
                                                                     --------------   -------------   ------------------
Balance October 31, 1999 (Audited)                                       1,000,000          $1,000              ($2,517)

      Operations for the three months ended January 31, 2000                                                         -0-

                                                                     --------------   -------------   ------------------
Balance January 31, 2000 (Unaudited)                                     1,000,000          $1,000              ($2,517)
                                                                     ==============   =============   ==================

   The accompanying notes are an integral part of these financial statements.
                                       -4-

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                       Three Months Ended January 31, 2000

                       For the Year Ended October 31, 1999

                                                                                      3 months ended
                                                                                        January 31, 2000     October 31, 1999
                                                                                  ---------------------------------------------
                                                                                       (Unaudited)              (Audited)
Cash flows from operating activities

      Net (loss)                                                                  $                0    $               (2,517)
                                                                                  -------------------   -----------------------

                     Net cash (used) by operations                                                 0                    (2,517)
                                                                                  -------------------   -----------------------

Cash flows from financing activities

      Increase in due to related party                                                             0                     1,667
      Sale of common stock                                                                         0                     1,000
                                                                                  -------------------   -----------------------

                     Net cash provided by financing activities                                     0                     2,667
                                                                                  -------------------   -----------------------

                    Net increase in cash                                          $                0    $                  150
                                                                                  ===================   =======================

Supplemental disclosures of cash flow information:

      Interest paid                                                               $                0    $             -0-
                                                                                  ===================   =======================
      Taxes paid                                                                  $                0    $             -0-
                                                                                  ===================   =======================

              The accompanying notes are an integral part of these
                             financial statements.

                            ASTURIAS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2000

                                    UNAUDITED

Note 1. Summary of Significant Accounting Policies

          Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Asturias Industries, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended October 31, 1999 for additional information relevant to significant accounting policies followed by the Company.

Note 2. Basis of Presentation

          In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000 and the results of operations for the three month periods ended January 31, 2000. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operation
-----------------

The registrant is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation
--------------------

The Company did not have any operating income from June 26, 1998 (inception) through January 31, 2000.

Liquidity and Capital Resources
-------------------------------

At January 31, 2000 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on April 23, 2002.

     ASTURIAS INDUSTRIES, INC.

     By:/s/ Peter Goldstein
     --------------------------
            Peter Goldstein
            President