Form 10QSB
period 2000-07-31
ASTURIAS INDUSTRIES INC
filed 2002-04-23
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

                 Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2000 and April 23, 2002, the Company had 1,000,000 shares of Common Stock outstanding, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2000 are not necessarily indicative of results that may be expected for the year ending October 31, 2000. The financial statements are presented on the accrual basis.

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

                            ASTURIAS INDUSTRIES, INC.

                                  BALANCE SHEET

                       July 31, 2000 and October 31, 1999

                                     ASSETS

Current Assets                                                                  2000                1999
                                                                            -------------       -------------
                                                                               (Unaudited)    (Audited)
      Cash                                                              $            150     $           150

                                                                        -----------------    ----------------
                                                                        $            150     $           150
                                                                        =================    ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liability

      Due to related party                                              $           1667     $          1667
                                                                        -----------------    ----------------

Shareholders' Deficit

      Common stock-$.001 par value; 1,000,000 Shares authorized;
           1,000,000 shares issued and outstanding                                 1,000               1,000

      Deficit                                                                     (2,517)             (2,517)
                                                                            -------------       -------------
                 Total shareholders' deficit                                      (1,517)             (1,517)

                                                                        -----------------    ----------------
                                                                        $            150     $           150
                                                                        =================    ================

               The accompanying note are an integral part of these
                             financial statements.

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF OPERATIONS

                    Three Months Ended July 31, 2001 and 2000
                         Nine Months Ended July 31, 2001

                                                                         3 months ended        3 months ended        9 months ended
                                                                            July 31, 2000          July 31, 1999      July 31, 2000
                                                                     --------------------------------------------- ----------------
                                                                          (Unaudited)            (Unaudited)            (Unaudited)
Revenues                                                             $              -0-     $             -0-        $         -0-

Expenses                                                                            -0-                   -0-                  -0-

                                                                     -------------------    --------------------     --------------
Net (loss)                                                           $              -0-     $             -0-        $         -0-
                                                                     ===================    ====================     ==============

Net (loss) per share-basic and diluted                               $           0.0000     $            0.0000      $      0.0000
                                                                     ===================    ====================     ==============

Weighted average number of shares outstanding during the period-
      diluted and undiluted                                                   1,000,000               1,000,000          1,000,000
                                                                     ===================    ====================     ==============

          The accompanying note are an integral part of these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                         Nine Months Ended July 31, 2000

                                                                       Common Stock
                                                                 -------------------------------
                                                                    Shares           Amount            Deficit
                                                                 --------------   --------------  ------------------
Balance October 31, 1999 (Audited)                                   1,000,000           $1,000             ($2,517)

      Operations for the nine months ended July 31, 2000                                                         -0-

                                                                 --------------   --------------  ------------------
Balance July 31, 2000 (Unaudited)                                    1,000,000           $1,000             ($2,517)
                                                                 ==============   ==============  ==================

                  The accompanying note are an integral part of
                          these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                         Nine Months Ended July 31, 2000

                       For the Year Ended October 31, 2000

                                                              9 months ended July 31, 2000    December 31, 1999
                                                             -----------------------------------------------------------
                                                                  (Unaudited)               (Audited)
Cash flows from operating activities
      Net (loss)                                             $                 -0-  $                -0-
                                                             -------------------    -----------------------

                     Net cash (used) by operations                             -0-                   -0-
                                                             -------------------    -----------------------


                    Net increase in cash                     $                -0-   $               -0-
                                                             ===================    =======================



Supplemental disclosures of cash flow information:

      Interest paid                                          $                0     $            -0-
                                                             ===================    =======================
      Taxes paid                                             $                0     $            -0-
                                                             ===================    =======================

               The accompanying note are an integral part of these
                             financial statements.

                            ASTURIAS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2001

                                    UNAUDITED

Note 1. Summary of Significant Accounting Policies certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Asturias Industries, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10-KSB for the year ended October 31, 2000 and the six months ended April 30, 2001 for additional information relevant to significant accounting policies followed by the Company.

Note 2. Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2001 and the results of operations for the nine month periods ended July 31, 2001. The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

Results of Operation
--------------------

The Company did not have any operating income from June 26, 1998 (inception) through July 31, 2000.

Liquidity and Capital Resources
-------------------------------

At July 31, 2000 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

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