Form 10QSB
period 2001-07-31
ASTURIAS INDUSTRIES INC
filed 2002-04-23
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                 Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001 and April 23, 2002, the Company had 1,000,000 shares of Common Stock outstanding, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2001 are not necessarily indicative of results that may be expected for the year ending October 31, 2000. The financial statements are presented on the accrual basis.

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

                       July 31, 2001 and October 31, 2000

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

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF OPERATIONS

                    Three Months Ended July 31, 2001 and 2000
                         Nine Months Ended July 31, 2001

                                                                         3 months ended      3 months ended         9 months ended
                                                                       July 31, 2001      July 31, 2000             July 31, 2001
                                                                    ---------------------------------------------------------------
                                                                          (Unaudited)        (Unaudited)             (Unaudited)
Revenues                                                            $             -0-  $             -0-     $             -0-

Expenses                                                                          -0-                -0-                   -0-

                                                                    ---------------------------------------------------------------
Net (loss)                                                          $             -0-  $             -0-     $             -0-
                                                                    ===============================================================

Net (loss) per share-basic and diluted                              $        0.0000    $         0.0000      $        0.0000
                                                                    ================   =================     ================

Weighted average number of shares outstanding during the period-
      diluted and undiluted                                               1,000,000           1,000,000            1,000,000
                                                                    ================   =================     ================

          The accompanying note are an integral part of these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                         Nine Months Ended July 31, 2001

                                                                      Common Stock
                                                                ------------------------------
                                                                    Shares          Amount          Deficit
                                                                ---------------  -------------  -----------------
Balance October 31, 2000 (Audited)                                   1,000,000         $1,000            ($2,517)

      Operations for the nine months ended July 31, 2001                                                      -0-

                                                                ---------------  -------------  -----------------
Balance July 31, 2001 (Unaudited)                                    1,000,000         $1,000            ($2,517)
                                                                ===============  =============  =================

                  The accompanying note are an integral part of
                          these financial statements.

                            ASTURIAS INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                         Nine Months Ended July 31, 2001

                       For the Year Ended October 31, 2000

                                                                                         9 months ended
                                                                                       July 31, 2001         October 31, 2000
                                                                                  ---------------------------------------------
                                                                                       (Unaudited)              (Audited)
Cash flows from operating activities

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

Results of Operation
--------------------

The Company did not have any operating income from June 26, 1998 (inception) through July 31, 2001.

Liquidity and Capital Resources
-------------------------------

At July 31, 2001 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

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