Form 10QSB
period 2002-06-30
FISHTHEWORLD HOLDINGS INC
filed 2002-08-14
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-29461

FISHTHEWORLD.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0956101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2206 NE 26th Street
Fort Lauderdale, Florida   33305
(Address of Principal Executive Offices)

(954) 568-0865
(Issuer's telephone number)

22154 Martella Avenue
Boca Raton, Florida  33433
October 31
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2002: 10,000,000 shares of common stock outstanding, $0.001 par value.

FISHTHEWORLD.COM, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JUNE 30, 2002

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2002 (CONSOLIDATED) AND DECEMBER 31, 2001 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2002

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGES	6 - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2002 (UNAUDITED)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                       June 30, 2002
                                                                      (Consolidated)         December 31, 2001
                                                                    --------------------     -------------------
CURRENT ASSETS
  Cash                                                           $               1,184    $              1,891
                                                                    --------------------     -------------------

TOTAL ASSETS                                                     $               1,184    $              1,891
                                                                    ====================     ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Due to related party                                          $               1,667    $               -
                                                                    --------------------     -------------------

TOTAL LIABILITIES                                                                1,667                    -
                                                                    --------------------     -------------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    10,000,000 and 9,000,000 issued and outstanding                             10,000                   9,000
  Additional paid-in capital                                                     5,183                  (5,800)
  Deficit                                                                      (15,666)                 (1,309)
                                                                    --------------------     -------------------
     Total Stockholders' Deficiency                                               (483)                  1,891
                                                                    --------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $               1,184    $              1,891
                                                                    ====================     ===================

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For The Three
                                                     Months Ended June   For The Three     For The Six Months   For The Six Months
                                                         30, 2002       Months Ended June    Ended June 30,       Ended June 30,
                                                      (Consolidated)       30, 2001        2002 (Consolidated)       2001
                                                      --------------       --------        -------------------       ----

REVENUES                                              $        --        $        --        $        --        $     1,220
                                                      -----------        -----------        -----------        -----------

EXPENSES
  Professional fees                                         7,200                 --             12,650                 --
  General and administrative                                1,195                822              1,707              2,268
                                                      -----------        -----------        -----------        -----------
       Total Expenses                                       8,395                822             14,357              2,268
                                                      -----------        -----------        -----------        -----------

NET LOSS                                              $    (8,395)       $      (822)       $   (14,357)       $    (1,048)
                                                      ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED       $        --        $        --        $        --        $        --
                                                      ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD - BASIC AND DILUTED                 9,577,778          9,000,000          9,287,293          9,000,000
                                                      ===========        ===========        ===========        ===========

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                             Common Stock              Additional
                                                                                       Paid-In
                                                       Shares           Amount         Capital          Deficit           Total
                                                       ------           ------         -------          -------           -----

Balance, December 31, 2001                            9,000,000      $    9,000      $   (5,800)      $   (1,309)      $    1,891

Recapitalization of  the company                      1,000,000           1,000          (2,517)              --           (1,517)

Additional capital contributed                               --              --          13,500               --           13,500

Net loss for the six months ended June 30, 2002              --              --              --          (14,357)         (14,357)
                                                     ----------      ----------      ----------       ----------       ----------

BALANCE, JUNE 30, 2002                               10,000,000      $   10,000      $    5,183       $  (15,666)      $     (483)
======================                               ==========      ==========      ==========       ==========       ==========

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For The Six Months
                                                    Ended June 30, 2002         For The Six Months
                                                      (Consolidated)            Ended June 30, 2001
                                                   ----------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $               (14,357)     $              (1,048)
                                                   ----------------------       --------------------
      Net Cash Used In Operating Activities                     (14,357)                    (1,048)
                                                   ----------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition of subsidiary                        150                       -
                                                   ----------------------       --------------------
      Net Cash Used In Investing Activities                         150                       -
                                                   ----------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional capital contributed                   13,500                        197
                                                   ----------------------       --------------------
      Net Cash Used In Financing Activities                      13,500                        197
                                                   ----------------------       --------------------

NET DECREASE IN CASH                                               (707)                      (851)

CASH - BEGINNING OF PERIOD                                        1,891                        851
                                                   ----------------------       --------------------

CASH - END OF PERIOD                            $                 1,184      $                -
                                                   ======================       ====================

           See accompanying notes to condensed financial statements.

FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   Organization and Business Operations

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company (formerly known as Asturias Industries, Inc.) the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10KSB for the year ended October 31, 2001 for additional information relevant to significant policies followed by the Company. In conjunction with the acquisition and recapitalization discussed in Note 3, the Company changed its year-end to December 31, the year-end of the accounting acquirer.

     (B)     Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months periods ended June 30, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

NOTE 2    PRINCIPLES OF CONSOLIDATION

The accompanying 2002 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3    ACQUISITION AND RECAPITALIZATION

Under a share exchange agreement ("the Agreement') entered into on May 8, 2002 the Company (formerly known as Asturias Industries, Inc.), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Fishtheworld.com, Inc. ("FCI") in exchange for 9,000,000 shares of its common stock. Immediately after the acquisition, there were 10,000,000 shares outstanding. As a result of the exchange, FCI became a wholly-owned subsidiary of the Company and the shareholders of FCI became shareholders of 90% of the Company. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as a recapitalization of FCI and the financial statements include the balance sheet of the accounting acquirer and the acquiree at historical cost as of June 30, 2002 and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of merger and recapitalization.

FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)

NOTE 4    COMMON STOCK

The Company was originally authorized to issue 10,000,000 shares of common stock having a par value of $0.001. In May 2002, amended Article of Incorporation were filed with the State of Florida to increase its authorized shares of common stock to 100,000,000 shares. At June 30, 2002, after the recapitalization discussed in Note 3, there are 10,000,000 shares issued and outstanding.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

        We do not currently generate any revenues from the services we provide and we do not expect to generate revenues for the foreseeable future. Therefore, we will continue to operate on a reduced budget until we raise additional funds. If we are unable to raise additional funds by fiscal year end 2002 we may have to limit our operations to an extent not presently determinable by management, but which may include the sale of any assets owned or our ceasing to conduct business. Although we have no commitments for capital, we may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,
-	private offerings of securities or debt, or
-	other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

PLAN OF OPERATIONS -

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified:

We have just contracted with the Pay pal system for handling credit cards and charges for fishtheworld.com. With this service in place, we will begin instituting our fee structure for new listings to our charter guide listings. We anticipate that this will begin a revenue flow for us by the beginning of the fourth quarter of 2002. This division should be able to produce between $15,000 and $20,000 per 12 months.

Following the listing service, we anticipate rolling out our product program. The product program will consist of items that we will be warehousing at our facilities and products that will be drop shipped by fulfillment and service centers. The items we currently have slated to the product program are:

o	Fishing lures and hard to find accessories
o	Marine apparel and jewelry
o	saltwater thermal charts
o	Freshwater topographical charts
o	Client web site development

We anticipate that as we role out these new programs over the next 12 months, that certain products will begin by producing more than others. As fishtheworld.com’s headquarters are located in the South Florida market, we will be able to market the saltwater thermal charts to the local industries more efficiently because of the direct location to our base of operations. The fishtheworld.com web site is primarily focused on the saltwater industry, however, the freshwater fishing industry is easily three times the size of the saltwater industry and thus why we are in negotiations with OutdoorIntelligence.com. OutdoorIntelligence.com produces topographical underwater charts of lakes and rivers throughout the United States. The fishing accessories and the jewelry and apparel will continue a steady increase in sales as the number of qualified visitors to the web site continues to increase. Since acquisition of the site a year ago, the numbers of viewers has tripled. We anticipate that the numbers of viewers will even out around 18,000 to 20,000 per month. We have advertising planned for the site, beginning fourth quarter of 2002. This advertising is designed to bring new clients directly to the web site. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even with out significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational and administrative expenses for the next 12 months will total $ 11,940.00. The breakdown is as follows:

Computer/Host/supplies	$ 50.00
Telecommunications/DSL	$ 60.00
General/Administrative	$ 30.00
Web Development	$250.00
Legal/Accounting	$500.00
Total per month:	$890.00

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

Results of Operations

We were incorporated on July 13, 1998. On, May 8th 2002, we entered into an agreement to acquire all the issued and outstanding shares of Fishtheworld.com Inc., in exchange for 9,000,000 of our shares of common stock.

For the fiscal year 2000, we incurred expenses of $4,530 consisting of advertising fees of $916, license and permits fees of $535, web hosting fees of $3,893, printing fees of $652, telephone fees of $5,141 and office expenses of $2,509. For the fiscal year 2001 we incurred expenses of $1,640 consisting of license and permits fees of $150, web hosting fees of $178, telephone fees of $1,579 and office expenses of $970.

Prior to our acquisition of all of the shares of Fishtheworld.com, Inc., such company had realized sales of $18,176 in fiscal year 2000 and sales of $4,517 in fiscal year 2001 from its sale of advertising space on its web site. As a result, from January 1, 2000 to December 31, 2000, Fishtheworld.com, Inc. realized a net profit of $4,530 and from January 1, 2001 to December 31, 2001, it realized a net profit of $1,640.

Since incorporation, we have funded our operations through private equity financings. We have raised a total of $3,200 from selling our securities in this time frame. As of December 31, 2001 our assets were recorded at $1,891 consisting of cash of $1,891. At December 31, 2001 our liabilities consisted of $0. We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.

(1)	A Form 8-K was filed on April 29, 2002 based on Changes in Registrant and Changes in Accountant.

(2)	A Form 8-K was filed on May 23, 2002 based on Changes in Registrant, Changes in Accountant ander under "Other Events" change in fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

FISDHTHEWORLD.COM, INC.

Date: August 14, 2002	By: Jon Erik Gundlach Jon Erik Gundlach President