Form 10QSB/A
period 2002-06-30
FISHTHEWORLD HOLDINGS INC
filed 2002-09-18
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-29461

FISHTHEWORLD HOLDINGS, INC.
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

FISHTHEWORLD HOLDINGS, INC.
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

FISDHTHEWORLD HOLDINGS, INC.

Date: September 18 , 2002	By: Jon Erik Gundlach Jon Erik Gundlach President