Form 10QSB/A
period 2002-06-30
FISHTHEWORLD HOLDINGS INC
filed 2002-09-24
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JUNE 30, 2002

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2002 (CONSOLIDATED) AND DECEMBER 31, 2001 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2002

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGES	6 - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2002 (UNAUDITED)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                       June 30, 2002
                                                                      (Consolidated)         December 31, 2001
                                                                    --------------------     -------------------
CURRENT ASSETS
  Cash                                                           $               1,184    $              1,891
                                                                    --------------------     -------------------

TOTAL ASSETS                                                     $               1,184    $              1,891
                                                                    ====================     ===================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Due to related party                                          $               1,667    $               -
                                                                    --------------------     -------------------

TOTAL LIABILITIES                                                                1,667                    -
                                                                    --------------------     -------------------

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    10,000,000 and 9,000,000 issued and outstanding                             10,000                   9,000

  Additional paid-in capital                                                    12,683                     200
  Deficit                                                                      (23,166)                 (7,309)
                                                                    --------------------     -------------------

     Total Stockholders' Equity (Deficiency)                                      (483)                  1,891
                                                                    --------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $               1,184    $              1,891
                                                                    ====================     ===================

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For The Three
                                                Months Ended          For The Three     For The Six Months   For The Six
                                                  June 30, 2002       Months Ended      Ended June 30, 2002  Months Ended
                                                 (Consolidated)       June 30, 2001      (Consolidated)      June 30, 2001
                                                 --------------       -------------     -------------------  --------------

REVENUES                                         $        --        $        --        $        --        $     1,220
                                                 -----------        -----------        -----------        -----------

EXPENSES
  Professional fees                                    7,200                 --             12,650                 --
  General and administrative                           1,195                822              1,707              2,268

  Executive compensation                                 750                750              1,500              1,500
                                                 -----------        -----------        -----------        -----------
       Total Expenses                                  9,145              1,572             15,857              3,768
                                                 -----------        -----------        -----------        -----------

NET LOSS                                         $    (9,145)       $    (1,572)       $   (15,857)       $    (2,548)
                                                 ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED  $        --        $        --        $        --        $        --
                                                 ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD - BASIC AND DILUTED            9,577,778          9,000,000          9,287,293          9,000,000
                                                 ===========        ===========        ===========        ===========

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                        Common Stock              Additional
                                                                                  Paid-In
                                                  Shares           Amount         Capital          Deficit           Total
                                                  ------           ------         -------          -------           -----

Balance, December 31, 2001                       9,000,000      $    9,000      $      200       $   (7,309)      $    1,891

Recapitalization of  the company                 1,000,000           1,000          (2,517)              --           (1,517)

Additional capital contributed                          --              --          13,500               --           13,500

Contributed services                                    --              --           1,500               --            1,500

Net loss for the six months ended June 30, 2002         --              --              --          (15,857)         (15,857)
                                                ----------      ----------      ----------       ----------       ----------

BALANCE, JUNE 30, 2002                          10,000,000      $   10,000      $   12,683       $  (23,166)      $     (483)
                                                ==========      ==========      ==========       ==========       ==========

           See accompanying notes to condensed financial statements.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For The Six Months
                                                    Ended June 30, 2002         For The Six Months
                                                      (Consolidated)            Ended June 30, 2001
                                                   ----------------------       --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $               (15,857)     $              (2,548)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Contributed services                                           1,500                      1,500
                                                   ----------------------       --------------------

      Net Cash Used In Operating Activities                     (14,357)                    (1,048)
                                                   ----------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition of subsidiary                        150                       -
                                                   ----------------------       --------------------
      Net Cash Used In Investing Activities                         150                       -
                                                   ----------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from additional capital contributed                   13,500                        197
                                                   ----------------------       --------------------
      Net Cash Used In Financing Activities                      13,500                        197
                                                   ----------------------       --------------------

NET DECREASE IN CASH                                               (707)                      (851)

CASH - BEGINNING OF PERIOD                                        1,891                        851
                                                   ----------------------       --------------------

CASH - END OF PERIOD                            $                 1,184      $                -
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

NOTE 3    ACQUISITION AND RECAPITALIZATION

Under a share exchange agreement (“the Agreement’) entered into on May 8, 2002 the Company (formerly known as Asturias Industries, Inc.), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Fishtheworld.com, Inc. (“FCI”) in exchange for 9,000,000 shares of its common stock. Immediately after the acquisition, there were 10,000,000 shares outstanding. As a result of the exchange, FCI became a wholly-owned subsidiary of the Company and the shareholders of FCI became shareholders of 90% of the Company. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as a recapitalization of FCI and the financial statements include the balance sheet of the accounting acquirer and the acquiree at historical cost as of June 30, 2002 and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of merger and recapitalization.

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

NOTE 5    CONTRIBUTED SERVICES

During the six months ended June 30, 2002, the stockholder/officer of the Company contributed his services to the business which had a fair value of $1,500 for the six months. Such contributed services have been reflected as additional paid-in capital in the statement of changes in stockholders’ equity.

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

For the fiscal year 2000, we incurred expenses of $16,646 consisting of advertising fees of $916, license and permits fees of $535, web hosting fees of $3,893, printing fees of $652, telephone fees of $5,141 executive compensation $3,000 and office expenses of $2,509. For the fiscal year 2001 we incurred expenses of $5,877 consisting of license and permits fees of $150, web hosting fees of $178, telephone fees of $1,579, executive compensation $3,000 and office expenses of $970.

Prior to our acquisition of all of the shares of Fishtheworld.com, Inc., such company had realized sales of $18,176 in fiscal year 2000 and sales of $4,517 in fiscal year 2001 from its sale of advertising space on its web site. As a result, from January 1, 2000 to December 31, 2000, Fishtheworld.com, Inc. realized a net profit of $1,530 and from January 1, 2001 to December 31, 2001, it realized a net loss of $1,360.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 23, 2002

FISHTHEWORLD HOLDINGS, INC.

Date: September 23 , 2002	By: /s/ Jon Erik Gundlach Jon Erik Gundlach President and CEO

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jon Erik Gundlach certify that:

1.	I have reviewed this Amendment No. 2 to the quarterly report on Form 10-QSB of Fishtheworld Holdings, Inc.

2.	Based on my knowledge, this Amendment No. 2 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this Amendment No. 2 to the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     September 23,  2002

/s/ Jon Erik Gundlach Jon Erik Gundlach President and CEO