Form 10QSB
period 2002-09-30
FISHTHEWORLD HOLDINGS INC
filed 2002-10-30
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

FISHTHEWORLD HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

FISHTHEWORLD HOLDINGS, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 (CONSOLIDATED) AND DECEMBER 31, 2001 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONSOLIDATED) AND 2001 (UNAUDITED)

PAGES	6 - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 (UNAUDITED)

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                     September 30, 2002
                                                                       (Consolidated)         December 31, 2001
                                                                     --------------------     -------------------
CURRENT ASSETS
  Cash                                                            $                 888    $              1,891
                                                                     --------------------     -------------------

TOTAL ASSETS                                                      $                 888    $              1,891
------------
                                                                     ====================     ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $              16,958    $               -
   Due to related party                                                           1,667                    -
                                                                     --------------------     -------------------
     Total Current Liabilities                                                   18,625                    -
                                                                     --------------------     -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000 shares authorized,
    10,000,000 and 9,000,000 issued and outstanding                              10,000                   9,000
  Additional paid-in capital                                                     17,283                     200
  Deficit                                                                       (45,020)                 (7,309)
                                                                     --------------------     -------------------
     Total Stockholders' Equity (Deficiency)                                    (17,737)                  1,891
                                                                     --------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $                 888    $              1,891
-------------------------------------------------------
                                                                     ====================     ===================

     See accompanying notes to condensed consolidated financial statements.
                                        2

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                       For The Three       For The Three          For The Nine       For The Nine
                                                       Months Ended         Months Ended          Months Ended       Months Ended
                                                    September 30, 2002     September 30,       September 30, 2002    September 30,
                                                      (Consolidated)            2001             (Consolidated)           2001
                                                    --------------------   -----------------   -------------------- --------------

REVENUES                                               $         --         $         --         $         --         $         --
                                                       ------------         ------------         ------------         ------------

EXPENSES
  Professional fees                                          19,092                   --               28,241                   --
  General and administrative                                  2,013                   --                7,220                2,268
  Executive compensation                                        750                  750                2,250                2,250
                                                       ------------         ------------         ------------         ------------
       Total Expenses                                        21,855                  750               37,711                4,518
                                                       ------------         ------------         ------------         ------------

NET LOSS                                               $    (21,855)        $       (750)        $    (37,711)        $     (4,518)
                                                       ============         ============         ============         ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED        $         --         $         --         $         --         $         --
                                                       ============         ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED                   10,000,000            9,000,000            9,345,324            9,000,000
                                                       ============         ============         ============         ============

     See accompanying notes to condensed consolidated financial statements.
                                        3

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                  --------------------------------------------
                                   (UNAUDITED)

                                                                                           Additional
                                                                 Common Stock              Paid-In
                                                            Shares         Amount          Capital        Deficit          Total
                                                            ------         ------          -------        -------          -----
Balance, December 31, 2001                                 9,000,000     $    9,000     $      200      $   (7,309)     $    1,891

Recapitalization of  the company                           1,000,000          1,000         (2,517)             --          (1,517)

Additional capital contributed                                    --             --         17,350              --          17,350

Contributed services                                              --             --          2,250              --           2,250

Net loss for the nine months ended September 30, 2002             --             --             --         (37,711)        (37,711)
                                                          ----------     ----------     ----------      ----------      ----------

BALANCE, SEPTEMBER 30, 2002                               10,000,000     $   10,000     $   17,283      $  (45,020)     $  (17,737)
                                                                                                                        ----------
                                                          ==========     ==========     ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.
                                        4

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                           For The Nine Months          For The Nine
                                                                           Ended September 30,          Months Ended
                                                                           2002 (Consolidated)       September 30, 2001
                                                                           --------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(37,711)               $ (4,518)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Contributed services                                                           2,250                   2,250
    Increase in accounts payable and accrued expenses                             16,958                      --
                                                                                --------                --------
      Net Cash Used In Operating Activities                                      (18,503)                 (2,268)
                                                                                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition of subsidiary                                         150                      --
                                                                                --------                --------
      Net Cash Provided By Investing Activities                                      150                      --
                                                                                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                                      --                   1,220
  Proceeds from additional capital contributed                                    17,350                     197
                                                                                --------                --------
      Net Cash Provided By Financing Activities                                   17,350                   1,417
                                                                                --------                --------

NET DECREASE IN CASH                                                              (1,003)                   (851)

CASH - BEGINNING OF PERIOD                                                         1,891                     851
                                                                                --------                --------

CASH - END OF PERIOD                                                            $    888                $     --
====================                                                            ========                ========

     See accompanying notes to condensed consolidated financial statements.
                                        5

FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

      (B) Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months periods ended September 30, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

6

FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(UNAUDITED)

NOTE 4    COMMON STOCK

The Company was originally authorized to issue 10,000,000 shares of common stock having a par value of $0.001. In May 2002, amended Article of Incorporation were filed with the State of Florida to increase its authorized shares of common stock to 100,000,000 shares. At September 30, 2002, after the recapitalization discussed in Note 3, there are 10,000,000 shares issued and outstanding.

NOTE 5    CONTRIBUTED SERVICES

During the nine months ended September 30, 2002, the stockholder/officer of the Company contributed his services to the business which had a fair value of $2,250 for the nine months. Such contributed services have been reflected as additional paid-in capital in the statement of changes in stockholders’ equity.

NOTE 6    GOING CONCERN

The Company’s financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $37,711 for the nine months ended September 30, 2002, a negative cash flow from operations of $18,503, a working capital deficiency and a stockholders’ deficiency of $17,737 at September 30, 2002. The Company’s working capital deficiency at September 30, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, commence profitable operations and implement its business plan. Management believes the Company will become profitable with the commencement of revenue producing operations during 2003.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

All revenues generated to date were generated by Fishtheworld.com, Inc., our subsidiary prior to the merger. We generated revenues from the sale of advertising prior to the merger. No revenues have been generated by us since the merger with Fishtheworld.com, Inc. since our main objective has been to redesign the web site program so that the web site would be fully automated and we did not require sponsors to renew their agreements during this time. We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by fiscal year end 2002 we may have to limit our operations to an extent not presently determinable by management.. Jon Gundlach, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Gundlach, we may raise additional funds through:

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

Recent Financial Results for the Third Quarter Ended September 30, 2002 and September 30, 2001

We had no revenues for the third quarter ending September 30, 2002 or September 30, 2001. Our net loss from operations for the third quarter ending September 30, 2002 was $21,855 as compared to a net loss from operations for the third quarter ending September 30, 2001 of $750. The increase in professional fees for the third quarter ending September 30, 2002 contributed to our operating loss.

Selling, General and Administrative. Selling, general and administrative expenses increased by $2,013, from $0 for the third quarter ending September 30, 2001 to $2,013 for the third quarter ending September 30, 2002. Selling, general and administrative expenses increased due to fees incurred for the development of our web site.

Recent Financial Results for the Nine Months Ended September 30, 2002 and September 30, 2001

We had no revenues for the nine months ending September 30, 2002 or September 30, 2001. Our net loss from operations for the nine months ending September 30, 2002 was $37,711 as compared to a net loss from operations for the nine months ending September 30, 2001 of $4,518. The increase in professional fees for the nine months ending September 30, 2002 contributed to our operating loss.

Selling, General and Administrative. Selling, general and administrative expenses increased by $4,952, from $2,268 for the nine months ending ending September 30, 2001 to $7,220 for the nine months ending September 30, 2002. Selling, general and administrative expenses increased due to fees incurred for the development of our website..

Liquidity and Capital Resources

Since incorporation, we have funded our operations through private equity financings. We have raised a total of $3,200 from selling our securities in this time frame. As of December 31, 2001 our assets were recorded at $1,891 consisting of cash of $1,891. At December 31, 2001 our liabilities consisted of $0. Jon Gundlach, our sole officer, director and principal shareholder has agreed to fund our operations, including the expenses for this offering, until we receive additional financing.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on October 30, 2002.

FISDHTHEWORLD HOLDINGS, INC.

Date: October 30, 2002	By: /s/ Jon Erik Gundlach Jon Erik Gundlach President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jon Erik Gundlach certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Fishtheworld Holdings, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 30, 2002

/s/ Jon Erik Gundlach Jon Erik Gundlach President, CEO and CFO