Form 10KSB
period 2002-12-31
FISHTHEWORLD HOLDINGS INC
filed 2003-03-31
CIK 1099217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                            Commission File #0-30498

                           FISHTHEWORLD HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida

         (State or other jurisdiction of incorporation or organization)

                                   65-0956101
                      (IRS Employer Identification Number)

               2206 NE 26TH STREET, FORT LAUDERDALE, FLORIDA 33305 (Address of principal executive offices )(Zip Code)

                                 (954) 568-0865
                (Registrant's telephone no., including area code)

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2003, was: N/A

Number of shares of the registrant's common stock outstanding as of March 27, 2003 is: 10,000,000

Transfer Agent as of March 27, 2003:

                     Corporate Stock Transfer
                     3200 Cherry Creek Drive South, Suite 430
                     Denver, Colorado 80209

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated on June 26, 1998 in the State of Florida under the name Asturias Industries, Inc. Our wholly-owned subsidiary, Fishtheworld.com, Inc. was organized as a corporation in the State of Florida on July 13, 1998.

On May 8, 2002, pursuant to a Stock Purchase Agreement and Share Exchange between Asturias Industries, Inc. and Fishtheworld.com, Inc., we acquired all of the shares of Fishtheworld.com, Inc. from the shareholders in consideration for the issuance of 9,000,000 shares of our common stock to the Fishtheworld.com, Inc. shareholders. Pursuant to the Agreement, Fishtheworld became our wholly owned subsidiary, we changed our name to FishtheworldHoldings, Inc. and Jon Erik Gundlach was appointed to our Board of Directors and was named as our President and Secretary.

The purpose for this merger with Fishtheworld.com, Inc. was to acquire an operating company which we believed has a successful business plan. The terms of this transaction were set during arms length bargaining between the our principals and the principals of Fishtheworld.com, Inc. The control person of Fishtheworld.com, Inc. was Jon Gundlach who is currently our sole officer and director. There was no affiliations between us and Fishtheworld.com, Inc. prior to the merger.

We provide internet users the ability to search an international database of fishing reports that contain detailed information about fishing and fishing hot spots around the world. Since our formation in 1998, we have associated ourselves with sponsors such as Westbank Anglers, International Marine Insurance, American Suzuki Motor Corporation big game fishing journal, Pompanette, Guy Harvey Art, Black Bart Tackle, BTN Billfish Tournament Network, The Styles Check Company and many others. We currently do not have any contracts or agreements with these sponsors. However as a result of these sponsorships our viewers can view our sponsors' webs sites by clicking through the link on our site and a reciprocal viewed benefit is received by us. There are no financial benefits derived by the "sponsorships" as listed on the web site, as the sponsors do not provide any capital to us. Rather, these sponsors provide advertising on their websites in the form of the web link. Therefore, these associations benefit us by providing exposure to our website to the consumers that view these sponsors' web sites. During the last 3 years, we have built a fishing reports service for the fishing community both nationally and internationally. Our web site is currently fully operational, and we are currently increasing our operations to better allow internet users a quick and easy way to search for fishing guides and charters. We have had no research and/or development expenditures for the past two fiscal years.

We currently have active reports from the United States, Africa, Australia, New Zealand, Asia, Bermuda, Caribbean, Central and South America, Pacific Islands, West Indies, Indian Ocean, and the Bahamas. We intend to continue the expansion of our fish reporting services worldwide and reference information for the recreational industry while allowing Internet users a quick and easy way to search for fishing guides, charters, online purchasing of fishing products and services, fishing travel adventures and educational information.

Our website currently allows customers to order products which we are selling which will be shipped by fulfillment and service centers. We presently outsource such products from two primary suppliers: J.D. Thrower located in Fort Lauderdale, Florida and Lindgren Pitman Company located in Pompano Beach, Florida. It is possible that in the future we will warehouse these products at 2206 NE 26th Street, Fort Lauderdale, Florida instead of outsourcing. The items we currently have in our product program are fishing lures and two types of fishing lights. We outsource the fishing lures form J.D. Thrower and the fishing lights from Lindgren Pitman Company.

Our fishing guide locator service will allow Internet users the ability to search for a fishing guide based on area, the type of fish, fresh or salt water, lake, river, bay or ocean, spin or fly fishing, length or type of boat, number of people, and the cost structures associated with the trip. Our capability to expand and develop our business directly correlates to our ability to attract consumers who are looking for all types of fishing information products, services and education.

Marketing Strategy

Our marketing strategy began by developing a web site that is user friendly, informative, appealing to the customer and entertaining. Our management believes that all of these factors create a greater likelihood that our customers will return to our site, thus creating greater traffic. We have interviewed fishing guides and fishermen from the South Florida area to determine what web site features they would like on our web site and to determine its' worth to the customer. We intend to incorporate our customers' specific comments and suggestions about the charter they were on to inform prospective customers of the various charters' approval ratings. Our web designers will continue to design, develop, service, evaluate and update the site to maintain its ability to meet our customers changing needs. We have estimated capital needs of $1,000,000 to further develop additional phases of our Company.

We will contract with local and regional independent service representatives and sales agents to locate and sell the guide listings and the local advertising. We will initially provide guide listings at a discounted charge for a limited period of time. Service representatives will be paid based on sales performance, initially earning a set amount for the first few months provided they reach certain performance levels. Our strategy is to hire sales representatives until it covers approximately 60% of the most desirable fishing territories in the US.

Finally, our strategy will focus on instituting an intensive marketing and promotional campaign. Initially, we intend to mount an Internet advertising campaign with on-line companies with similar target audiences. In addition, subject to adequate funding, we intend to advertise in:

      1.   Promotional booths at fishing shows and various fishing tournaments

      2.   Marinas & Taxidermy shops

      3.   Tackle stores & pro shops

      4.   I.G.F.A

      5.   Resorts and fishing destinations

      6.   Equipment and boat manufacturers

      7.   Outdoor clothing and marine stores

      8.   Fishing, hunting and outdoors magazines

      9.   Cable television outdoor programming

     10.   Salt & fresh water fishing shows

We are implementing a marketing program that is aimed at attracting and retaining:

1.   Current and new fishing guides listed on our web site,

2. Consumers who use our web site to find fishing information and for reference information,

3.   Consumers who wish to purchase fishing goods and services online, and

4. Web site customers who use our web site for advertising and other commercial activities.

We will seek to enter into advertising agreements or link exchange programs with on-line companies with similar target audiences. Although we have existing sponsors who do not comprise ten percent or more of our revenues, we have identified additional companies and organizations with whom we would like to enter advertising agreements with. We intend to initially attract these companies to advertise on our web site by creating banners and links to their web site on our web site. Currently, we have established a new link exchange program with the Fort Lauderdale Billfish Tournament website. We have not approached, negotiated or contracted with any new sponsors with respect to additional link exchange programs. There is no cost to us to enter into these agreements. Once we are able to expand our coverage to a majority of the areas around the U.S. and can generate substantial traffic on our web site, we plan to institute a cost based advertising program. Also, we plan to enter into link exchange programs that will provide that we post links to other web sites in exchange for their posting links to our web site on their web site. We intend to limit our promotions solely to the Internet initially. If we obtain adequate financing or we are able to generate significant revenues, we plan to increase our marketing expenditures as referenced above.

We currently have the ability to generate revenue from our products page located in the web site which includes fishing related products that we offer for sale such as fishing lures, marine apparel and saltwater thermal charts. Specifically, the products listed on the products page consist of JD's Holey Driver fishing lure; Electralume fishing light and Duralite Diamond fishing light. At this time, we have generated limited revenue from the sales of these products for the fiscal year to date but such products are currently available for consumer purchase. In the future we anticipate revenues from sales of these products and other products we may offer in the future. We also anticipate additional income in the future from advertising from fishing related companies and monthly fees for the listing of charter captains and boats.

Initially, we will contact guides directly through lists we have obtained in the South Florida area. We intend to obtain lists in other areas and regions through similar methods. Since our expanded services will initially be focused to cover the South Florida area, we are in the process of contacting all of the local area fishing guides. We intend to generate additional traffic to our web site by search engine placement, link exchange programs and targeted e-mail lists. No current contracts exist between our Company and any of the resources or organizations listed in this section.

Competition

The market for commercial uses of the Internet are new and rapidly evolving and competition is expected to increase significantly in these markets, as barriers to entry are relatively insubstantial. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     -    Timing and market acceptance of our business model.

     - The effectiveness of our web site in attracting potential customers for our products.

     - The number and types of strategic relationships we enter into, including e-commerce partnerships, and the success of our marketing efforts.

At this time, there are several sites of which we are aware that offer similar services to those of fishtheworld.com. Those sites are eAngler.com, and Cyberangler.com. It is expected that these sites will be our primary competitors. The Internet component of the sport fishing industry is highly fragmented with several small regional operations. In its growth model, fishtheworld.com has developed plans, which include the potential acquisition of such operators, to increase our subscriber base.

     * Cyberangler.com is our main competitor on a local and national scale. Cyberangler was originally set up as a portal for anglers and guides to find tournament information. It was organized as an informational site, and has grown to provide many services that fishtheworld.com presently offers. Cyberangler generates their revenue from banner advertising, web site development and hosting. Cyberangler has been in business since 1997.

     * eAngler.com, is a leading online fishing resource providing anglers with a powerful combination of content, community and e-commerce.

We distinguish ourselves from our competitors by providing reports from all over the world to our users. The competition primarily only incorporates reports from local fisherman. It should be expected that in the future we will compete with additional companies, many of which may have greater financial resources than us. We can provide no assurance that we will be able to successfully compete in this market.

Research and Development

There has been no research and development costs over the past two years.

Government Regulation.

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse affect on our business.


ITEM 2. DESCRIPTION OF PROPERTY


Our executive offices are located at 2206 NE 26th Street, Fort Lauderdale, Florida 33305. Such offices have approximately 1,500 square feet of space which is suitable for both office and storage. Therefore, we will be able to use such space to store our products when we determine that we no longer want to outsource the products which are for sale on our web site. We do not pay rent for the use of this office which we lease from 12th Street Mobile Corporation which is owned by Jon Gundlach, our sole officer, director and principal shareholder. Mr. Gundlach has advised us that we will continue to have use of this space free of charge for as long as we need to use it.


ITEM 3.  LEGAL PROCEEDINGS

No court or governmental agency has assumed jurisdiction over any substantial part of the Company's business or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 27, 2003, there were approximately 70 shareholders of record of our common stock. Our shares of common stock have been approved to trade on the OTC Electronic Bulletin Board under the symbol "FSHW" but to date no trading has occurred.

DIVIDENDS

Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus, competitive environment, and general economic conditions.

All revenues generated to date were generated by Fishtheworld.com, Inc., our subsidiary prior to the merger. We generated revenues from the sale of advertising prior to the merger. Limited revenues have been generated by us since the merger with Fishtheworld.com, Inc. since our main objective has been to redesign the web site program so that the web site would be fully automated and we did not require sponsors to renew their agreements during this time. We expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. Jon Gundlach, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Gundlach, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,

     -    private offerings of securities or debt, or

     -    other sources.


Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

PLAN OF OPERATIONS -

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified: We recently contracted with the Pay pal system for handling credit cards and charges for Fishtheworld.com. We incurred no direct cost in implementing the Pay pal system. With the Pay pal service in place, we will begin in 2003 instituting our fee structure for new listings to our charter guide listings. The fee structure for new listings to our charter guide listings is as follows:

     * $9.95 per month for a listing of their boat and services and link to their site.

     * $5.95 per month for a listing of their boat and services and link to their site if they provide a guaranteed submission of eight fishing reports per month to the site.

We intend to bring the following product categories to the product page beginning in 2003.

*    Marine apparel
*    Saltwater fishing equipment
*    Jewelry
*    Saltwater thermal charts
*    New client web site development

Our website currently allows customers to purchase three products which are a fishing lure and 2 deep sea fishing lights. To date, we have sold a limited number of items available for sale on our website. We presently intend to outsource products, as ordered, from two primary suppliers: J.D. Thrower located in Fort Lauderdale, Florida and Lindgren Pitman Company located in Pompano Beach, Florida. It is possible that in the future we will warehouse these products and additional products at 2206 NE 26th Street, Fort Lauderdale, Florida instead of outsourcing. We anticipate that as we continue to add new products over the next 12 months, that certain products will begin producing more than others. As our headquarters are located in the South Florida market, we will be able to market many of the products to the local fishing markets because of the close location to our corporate headquarters. We believe that our current line of fishing equipment, plus the jewelry and apparel which we expect to commence selling in 2003, will allow us to develop initial sales and then potentially have an increase in sales as the number of qualified visitors to the web site continues to increase. We have direct link advertising planned for the site, beginning in the fourth quarter of 2002 and continuing through 2003 which is designed to bring new qualified visitor/customers directly to the web site. Currently, we have established a new link exchange program with the Fort Lauderdale Billfish Tournament website which is free advertising that will bring viewers to our web site. We have not approached, negotiated or contracted with any additional advertisers who will advertise on our web site during the fourth quarter of 2002.


Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even with out significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth. Jon Gundlach, our sole officer, director and principal shareholder has agreed to provide financing to us in the future until we are able to receive additional funding.

We anticipate that our operational and administrative expenses for the next 12 months will total $ 10,680.00. The breakdown is as follows:




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

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees although depending on business we may sub-contract with a sales and marketing company to undertake marketing on our behalf. At this time we have not entered into any agreements or negotiations with a sales and marketing company to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising and new products to cover our operating expenses.

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

Recent Financial Results for the Year Ended December 31, 2002 and December 31, 2001

We had revenues of $18 for the year quarter ending December 31, 2002 or December 31, 2001. Our net loss from operations for the year ending December 31, 2002 was $45,658 as compared to a net loss from operations for the year ending December 31, 2001 of $1,360. The increase in professional fees for the year ending December 31, 2002 contributed to our operating loss.

Selling, General and Administrative. Selling, general and administrative expenses increased by $6,783, from $2,877 for the year ending December 31, 2001 to $9,660 for the year ending December 31, 2002. Selling, general and administrative expenses increased due to fees incurred for the development of our web site.

Liquidity and Capital Resources

Since incorporation, we have funded our operations through private equity financings. We have raised a total of $3,200 from selling our securities in this time frame. As of December 31, 2002 our assets were recorded at $718 consisting of cash of $422. At December 31, 2002 our liabilities consisted of $18,624. Jon Gundlach, our sole officer, director and principal shareholder has agreed to fund our operations, including the expenses for this offering, until we receive additional financing. Mr. Gundlach has agreed to fund us based on the issuance of promissory notes to Mr. Gundlach which will be payable in thirty six months and have an interest rate of 6%. To date no such promissory notes have been issued but we intend to issue such promissory notes in the future.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of independent auditors, are as follows:


                           FISHTHEWORLD HOLDINGS, INC.
                                 AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                    DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

                           FISHTHEWORLD HOLDINGS, INC.
                                 AND SUBSIDIARY



                                    CONTENTS


PAGE                  1         INDEPENDENT AUDITORS' REPORT

PAGE                  2         BALANCE SHEETS AS OF DECEMBER 31, 2002
                                (CONSOLIDATED) AND 2001

PAGE                  3         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                                DECEMBER 31, 2002  (CONSOLIDATED)  AND 2001

PAGE                  4         STATEMENTS  OF CHANGES IN  STOCKHOLDERS'  EQUITY
                                (DEFICIENCY)  FOR THE YEARS ENDED
                                DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

PAGE                  5         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                                DECEMBER 31, 2002  (CONSOLIDATED) AND 2001

PAGES              6 - 11       NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31,
                                2002 (CONSOLIDATED) AND 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Fishtheworld Holdings, Inc. and Subsidiary

We have audited the accompanying balance sheets of Fishtheworld Holdings, Inc. and Subsidiary as of December 31, 2002 (consolidated) and 2001 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Fishtheworld Holdings, Inc. and subsidiary as of December 31, 2002 (consolidated) and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has a net loss of $45,710 and a negative cash flow from operating activities of $26,049 for the year ended December 31, 2002, and has a working capital deficiency of $17,906 and a stockholders' deficiency of $24,986 at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 27, 2003


                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2002 (CONSOLIDATED) AND 2001


                                     ASSETS
                                                                                         2002                   2001
                                                                                   ------------------     ------------------
CURRENT ASSETS
  Cash                                                                          $               422    $             1,891
  Accounts receivable                                                                            88                   -
  Inventory                                                                                     208                   -
                                                                                   ------------------     ------------------

TOTAL ASSETS                                                                    $               718    $             1,891
                                                                                   ==================     ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $            16,904    $              -
  Accrued interest payable                                                                       53                   -
  Due to related party                                                                        1,667                   -
                                                                                   ------------------     ------------------
     Total Current Liabilities                                                               18,624                   -

LONG-TERM LIABILITIES
  Note payable stockholder                                                                    7,080                   -
                                                                                   ------------------     ------------------

TOTAL LIABILITIES                                                                            25,704                   -
                                                                                   ------------------     ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000 shares authorized,
    10,000,000 and 9,000,000 issued and outstanding, respectively                            10,000                  9,000
  Additional paid-in capital                                                                 18,033                    200
  Deficit                                                                                   (53,019)                (7,309)
                                                                                   ------------------     ------------------
     Total Stockholders' Equity (Deficiency)                                                (24,986)                 1,891
                                                                                   ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                         $               718    $             1,891
                                                                                   ==================     ==================



          See accompanying notes to consolidated financial statements.


                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

                                                                             2002                   2001
                                                                       -----------------       ----------------
REVENUES - NET                                                      $               18      $           4,517
                                                                       -----------------       ----------------

OPERATING EXPENSES
  Professional fees                                                             33,016                   -
  General and administrative                                                     9,660                  2,877
  Executive compensation                                                         3,000                  3,000
                                                                       -----------------       ----------------
       Total Operating Expenses                                                 45,676                  5,877
                                                                       -----------------       ----------------


LOSS FROM OPERATIONS                                                $          (45,658)     $          (1,360)
                                                                       -----------------       ----------------

OTHER INCOME (EXPENSE)
  Interest income                                                                    1                   -
  Interest expense                                                                 (53)                  -
                                                                       -----------------       ----------------
       Total Other Expenses                                                        (52)                  -
                                                                       -----------------       ----------------

NET LOSS                                                            $          (45,710)     $          (1,360)
                                                                       =================       ================

NET LOSS PER SHARE - BASIC AND DILUTED                              $             -         $            -
                                                                       =================       ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED            9,392,679              9,000,000
                                                                       =================       ================




          See accompanying notes to consolidated financial statements.


                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

                                                                           Additional
                                             Common Stock                  Paid-In
                                       Shares             Amount           Capital          Deficit            Total
                                      ----------       ----------       ----------        ----------        ----------
Balance, December 31, 2000             9,000,000       $    9,000       $   (2,800)       $   (5,349)       $      851

Contributed services compensation             --               --            3,000                --             3,000

Net loss                                      --               --               --            (1,360)           (1,360)

Distributions to stockholder                  --               --               --              (600)             (600)
                                      ----------       ----------       ----------        ----------        ----------

Balance, December 31, 2001             9,000,000            9,000              200            (7,309)            1,891

Recapitalization of the Company        1,000,000            1,000           (2,517)               --            (1,517)

Contributed capital                           --               --           17,350                --            17,350

Contributed services compensation            --               --            3,000                --             3,000

Net loss                                      --               --               --           (45,710)          (45,710)
                                      ----------       ----------       ----------        ----------        ----------

BALANCE, DECEMBER 31, 2002            10,000,000       $   10,000       $   18,033        $  (53,019)       $  (24,986)
                                      ==========       ==========       ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.
                                        4


                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

                                                                                        2002                  2001
                                                                                  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                      $          (45,710)   $           (1,360)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Contributed services compensation                                                         3,000                 3,000
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                       (88)                 -
    Inventory                                                                                (208)                 -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                  16,904                  -
    Accrued interest payable                                                                   53                  -
                                                                                  -----------------     -----------------
      Net Cash (Used In) Provided By Operating Activities                                 (26,049)                1,640
                                                                                  -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary                                                    150                  -
Proceeds from additional capital contributed                                               17,350                  -
                                                                                  -----------------     -----------------
      Net Cash Provided By Investing Activities                                            17,500                  -
                                                                                  -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to stockholder                                                                -                     (600)
 Proceeds from note payable stockholder                                                     7,080                  -
                                                                                  -----------------     -----------------
      Net Cash Provided By (Used In) Financing Activities                                   7,080                  (600)
                                                                                  -----------------     -----------------

NET (DECREASE) INCREASE IN CASH                                                            (1,469)                1,040

CASH - BEGINNING OF YEAR                                                                    1,891                   851
                                                                                  -----------------     -----------------

CASH - END OF YEAR                                                             $              422    $            1,891
                                                                                  =================     =================

          See accompanying notes to consolidated financial statements.
                                        5

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     (A)  Organization and Business Operations
     -----------------------------------------

     Fishtheworld Holdings, Inc. and Subsidiary (the "Company"), formerly known as Fishtheworld.com, Inc., was incorporated in the State of Florida on July 13, 1998 for the purpose of providing fishing report services from around world through the Company's website. The fishing guide locator allows users the ability to search for a fishing guide based on area, type of fish, fresh or slat water, lake, river, bay or ocean, spin or fly fishing, length or type of boat, number of people, and the cost structures associated with the trip. The Company contracts with local and regional independent service representatives and sales agents to locate and sell the guide listings and local advertising on its website.

     Under a share exchange agreement (the "Agreement") entered into on May 8, 2002, Asturias Industries, Inc., ("AI"), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of the Company in exchange for 9,000,000 shares of common stock of AI. Immediately after the acquisition, there were 10,000,000 shares of AI outstanding. As a result of the exchange, the Company became a wholly owned subsidiary of the AI and the shareholders of the Company became shareholders of 90% of AI. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as a recapitalization of the Company and the financial statements include the balance sheet of the accounting acquirer and the acquiree at historical cost as of December 31, 2002 and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of merger and recapitalization.

     (B)  Principles of Consolidation
     --------------------------------

     The accompanying consolidated financial statements for 2002 include the accounts of Fishtheworld Holdings, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     (C)  Use of Estimates
     ---------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

     (D)  Inventory
     --------------

     Inventory consists of deep drop fishing lights. Inventory is stated at the lower of cost or market value, as determined using the first in, first out method.

     At December 31, inventory consisted of the following:

                                        2002                      2001
                                 -------------------       -------------------

      Finished goods          $                208      $               -
                                 ===================       ===================

     (E)  Fair Value of Financial Instruments
     ----------------------------------------

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of the Company's trade and other receivables, accounts payable and accrued liabilities and due to related party approximates their fair value due to the short-term nature of these instruments.

     (F)  Income Taxes
     -----------------

     Prior to the recapitalization of the Company on May 8, 2002 (See Note 1(A)), the Company, with the consent of its stockholder, had elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, the stockholder of an S Corporation is taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes had been included in the financial statements for the year ended December 31, 2001 and for the period from January 1, 2002 through May 8, 2002.

     For the period subsequent to the recapitalization, May 9, 2002 to December 31, 2002, the Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax asset arising from the Company's net operating loss of approximately $40,000 has been fully offset by a valuation allowance.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

     (G)  Revenue Recognition
     ------------------------

     The Company recognizes advertising revenues at the time the ad is placed on the Company's website.


     (H)  Loss Per Share
     -------------------

     Basic and diluted loss per common share for the years ended December 31, 2002 and 2001 are computed based upon the weighted average common shares outstanding. Diluted earnings per common share is computed based on the weighted average common shares and common stock equivalents outstanding. For 2002 and 2001, there were no common stock equivalents.

     (I)  Website Development Expenses
     ---------------------------------

     The Company follows the Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs" in accounting for its website development expenses. Accordingly, costs that involve design of the web page and do not change the content are capitalized and amortized over their estimated useful life. Costs incurred in operating a website that have no future benefits are expenses in the current period. Costs incurred in operating the website which have a future benefit are capitalized in accordance with the AICPA's Statement of Position 98-1 and amortized over the respective future periods which are expected to benefit from the changes. As of December 31, 2002 and 2001, no website costs or expenses have been capitalized.

     (J)  Recent Accounting Pronouncements
     -------------------------------------

     The Financial Accounting Standards Board ("FASB") has recently issued several new Statements of Financial Accounting Standards.

     SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations - Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." SFAS144 also resolves significant implementation issues related to SFAS
     121. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt SFAS 144 as of the beginning of fiscal 2003.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". The statements also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS 13-"Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and to certain transactions occurring after that date. The Company adopted SFAS 145 prospectively on May 15, 2002.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to the exit plan. SFAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The adoption of these pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2 DUE TO RELATED PARTY
---------------------------

     The amount due to related party represents advances made to the Company by an entity controlled by a stockholder of the Company. The amount is non-interest bearing, unsecured and due on demand.

                   FISHTHEWORLD HOLDINGS, INC. AND SUBSIDIARY
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

NOTE 3 NOTE PAYABLE - STOCKHOLDER
---------------------------------

     The Company has a note payable to a stockholder in the amount of $7,080 as of December 31, 2002. The stockholder consented to defer repayment on the outstanding balance until January 31, 2004. The note accrues interest at 6% per annum from November 11, 200. As of December 31, 2002, $53 has been recorded as an expense and is included in accrued interest payable.

NOTE 4 COMMON STOCK
-------------------

     The Company was originally authorized to issue 10,000,000 shares of common stock having a par value of $0.001. In May 2002, an amended Articles of Incorporation was filed with the State of Florida to increase its authorized shares of common stock to 100,000,000 shares. As of December 31, 2002, after the recapitalization discussed in Note 1(A), there are 10,000,000 shares issued and outstanding.

NOTE 5   CONTRIBUTED SERVICES
-----------------------------

     During the years ended December 31, 2002 and 2001, the stockholder/officer of the Company contributed his services to the business which had a fair value of $3,000 and $3,000, respectively. Such contributed services have been reflected as additional paid-in capital in the statement of changes in stockholders' equity.

NOTE 6   GOING CONCERN
----------------------

     The Company's financial statements as of and for the years ended December 31, 2002 and 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $45,710 and a negative cash flow from operating activities of $26,049, and has a working capital deficiency of $17,906 and a stockholders' deficiency of $24,986 as of December 31, 2002. The Company's working capital deficiency as of December 31, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

     The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, commence profitable operations and implement its business plan. Management believes the Company will become profitable with the commencement of revenue producing operations during 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 27, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                AGE             DIRECTOR/POSITION

Jon Gundlach                        34              President


The following is a biographical summary of the directors and officers of the
Company:

Jon Erik Gundlach, has been our President since May, 2002. Mr. Gundlach currently sits on the board of the international company, Safe Food Systems Inc., which owns several patents related to the food safety and technology industry. Safe Food Systems, Inc. is a food safety training company which trains all management and employees. Safe Food Systems, Inc. has no affiliation to us. Mr. Gundlach is also the President and a fifty (50%) shareholder of 12th Street Mobile Corporation, which business purpose is to own and manage the property located at 2206 NE 26th Steet, Fort Lauderdale, Florida 33305. We have an affiliation to 12th Street Mobile Corporation in that we lease a small executive suite on the Fort Lauderdale property for which no rent is paid to 12th Street Mobile Corporation.

As the former founder and Chief Executive Officer of Natural Exotic Tropicals Inc., a gourmet food manufacturing company, Mr. Gundlach was able to create sales and expansion in a traditionally lethargic and overburdened market. Mr. Gundlach owned Natural Exotic Tropicals Inc. from October of 1993 until March of 2000 when he sold the assets of the corporation. Natural Exotic Tropical Inc. presently operates as Van Tropics Inc. DBA Natural Exotic Tropicals. Prior to 1993, Mr. Gundlach was Vice President of Indian Hills Grove Inc., a Florida company in the citrus industry. He was responsible for a 250,000 customer mail order list, and facilitating working agreements between the United States Post Office and common carrier systems for a unique distribution system spanning the continental U.S. including Canada and Europe. Mr. Gundlach has vast experience in the packaging and marketing fields for product presentation and utilization. He has created over 50 different product lines for retail markets.

Mr. Gundlach holds a Masters of Business Administration from Nova Southeastern University, and a B.A. in Business Administration and Industrial Psychology from Oglethorpe University. He is a member of Leadership Broward, Rotary International (board member), Henderson Mental Health (board member), Christian Youth Ministry and Enterprise Ambassadors Program.

The Director named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in 2002.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                       LONG-TERM COMPENSATION
                                                       ----------------------
                         ANNUAL COMPENSATION          RESTRICTED     SECURITIES
NAME AND PRINCIPAL                                    STOCK          UNDERLYING
POSITION             YEAR      SALARY ($)   BONUS     AWARDS         OPTIONS
--------             ----      ----------   -----     ------         -------

JON GUNDLACH         2002         0          0              0         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                       Number of Shares of
Name of Beneficial Owner/              Common Stock            % of Beneficial
Identity of Group                      Beneficially owned      Ownership
-----------------                      ------------------      ----------------

Jon Gundlach                           8,871,000                  88.71%

Peter Goldstein                          928,200                   9.28%


All Executive Officers and Directors
as a Group (1 person)                  8,871,000                  88.71%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as noted below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o    Any of our directors or officers;
o    Any person proposed as a nominee for election as a director;
o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
o    Any of our promoters;
o Any relative or spouse of any of the foregoing persons who has the same house as such person.

Our executive offices are located at 2206 NE 26th Street, Fort Lauderdale, Florida 33305. We do not pay rent for the use of this office which we lease from 12th Street Mobile Corporation which is owned by Jon Gundlach, our sole officer, director and principal shareholder.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules in Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.  Exhibits:   None

(b) Reports on Form 8-K.

     1. An 8K was filed on April 29, 2002 based on a change in control of the Company.

     2. An 8K was filed on May 23, 2002 based on a change in control of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        FISHTHEWORLD HOLDINGS, INC.

                        By: /s/ Jon Gundlach
                        -----------------------------------
                                JON GUNDLACH
                                President, Chief Executive Officer
                                and Director

Dated: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                TITLE                         DATE
                                    -----                         ----

/s/ Jon Gundlach                   Chief Executive Officer,      March 27, 2003
---------------------------        President and Director
    JON GUNDLACH

--------------------------------------------------------------------------------

                                 CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Jon Gundlach, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FISHTHEWORLD.COM, INC.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003
                                        /s/ Jon Gundlach
                                        --------------------------
                                        Jon Gundlach
                                        Principal Executive Officer,
                                        Principal Financial Officer