Form 10QSB
period 2003-05-20
FISHTHEWORLD HOLDINGS INC
filed 2003-05-20
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--QSB
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 001--15545

FISHTHEWORLD HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65--0956101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Palmetto Park Road, Suite 510, Boca Raton, Florida 33432
(Address of Principal Executive Offices)

(561)750--4450

(Issuer''s telephone number)

(Former name, address and fiscal year, if changed since last report)

2206 N E 26th Street Fort Lauderdale, Florida 33305

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 16,305,628 shares of common stock outstanding, $0.0001 par value.

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF MARCH 31, 2003

FISHTHEWORLD HOLDINGS, INC.

AND SUBSIDIARY

CONTENTS
PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES	5 -- 7	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2003 (UNAUDITED)

ASSETS
	March 31, 2003 (Unaudited)	December 31, 2002
CURRENT ASSETS
Cash	$200	$422
Accounts receivable	88	88
Inventory	208	208

TOTAL ASSETS	$496	$718

LIABILITIES AND STOCKHOLDERS'' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,076	$16,904
Accrued interest payable	159	53
Due to related party	7,667	1,667
Note payable stockholder	7,080	--
Total Current Liabilities	36,982	18,624

LONG--TERM LIABILITIES
Note payable stockholder	--	7,080

TOTAL LIABILITIES	36,982	25,704

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 10,000,000 and 9,000,000 issued and outstanding	10,000	10,000
Additional paid--in capital	18,783	18,033
Deficit	(65,269)	(53,019)
Total Stockholders'' Deficiency	(36,486)	(24,986)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$496	$718

See accompanying notes to condensed financial statements.

	For The Three Months Ended March 31, 2003	For The Three Months Ended March 31, 2002

REVENUES	$364	$--

OPERATING EXPENSES
Professional fees	9,516	--
General and administrative	2,992	3,812
Total Operating Expenses	12,508	3,812

LOSS FROM OPERATIONS	(12,144)	(3,812)

OTHER INCOME (EXPENSE)
Interest expense	(106)	--

NET LOSS	$(12,250)	$(3,812)

NET (LOSS) PER SHARE -- BASIC AND DILUTED	$--	$--

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD --BASIC AND DILUTED	10,000,000	9,000,000

See accompanying notes to condensed financial statements.

	For The Three Months Ended March 31, 2003	For The Three Months Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,250)	$(3,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	750	--
Increase in:
Accounts payable	5,172	--
Accrued interest	106	--
Net Cash Used In Operating Activities	(6,222)	(3,812)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from officers	6,000	3,501
Net Cash Provided By Financing Activities	6,000	3,501

NET DECREASE IN CASH	(222)	(311)

CASH -- BEGINNING OF PERIOD	422	1,891

CASH -- END OF PERIOD	$200	$1,580

See accompanying notes to condensed financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10--QSB in compliance with the Rules and regulations of the Securities and Exchange Commission. However, in the opinion of the Company (formerly known as Asturias Industries, Inc.) the disclosures contained in this Form 10--QSB are adequate to make the information fairly presented. See Form 10KSB for the year ended December 31, 2002 for additional information relevant to significant policies followed by the Company.

(B) Basis of Presentation

In the opinion of Fishtheworld Holdings, Inc., and Subsidiary, (the "Company"), the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year.

NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying 2003 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter--company transactions and balances have been eliminated in consolidation.

NOTE 3 NOTE PAYABLE -- STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $7,080 as of March 31, 2003. The stockholder consented to defer repayment on the outstanding balance until January 31, 2004. The note accrues interest at 6% per annum. For the three months ended March 31, 2003, $106 was recorded as interest expense and was included in accrued interest payable.

NOTE 4 COMMON STOCK

The Company was originally authorized to issue 10,000,000 shares of common stock having a par value of $0.001. In May 2002, amended Article of Incorporation were filed with the State of Florida to increase its authorized shares of common stock to 100,000,000 shares. As of March 31, 2003 there are 10,000,000 shares issued and outstanding.

NOTE 5 CONTRIBUTED SERVICES

During the three months ended March 31, 2003, the stockholder/officer of the Company contributed his services to the business which had a fair value of $750 for the three months. Such contributed services have been reflected as additional paid--in capital in the stockholders'' equity section of the balance sheet.

NOTE 6 GOING CONCERN

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $12,250 for the three months ended March 31, 2003, a negative cash flow from operations of $6,222, a working capital deficiency and a stockholders'' deficiency of $36,486 at March 31, 2003. The Company's working capital deficiency at March 31, 2003 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, commence profitable operations and implement its business plan. Management believes the Company will become profitable with revenue producing operations in 2003.

NOTE 7 SUBSEQUENT EVENTS

(A) Acquisition

Under a share exchange agreement (the "Agreement") entered into on April 4, 2003, the Company acquired 88.5% of DDS Technologies USA, Inc. ("DDS"), a Delaware company, in exchange for 14,877,255 shares of common stock or 91.24% of the then issued and outstanding shares of the Company. As a result of the exchange and the former majority shareholder's return of his shares to the Company as discussed in (B) of this note, the Company became a subsidiary of DDS.

(B) Change in Control

Immediately prior to the share exchange discussed above, the majority shareholder of the Company returned 8,571,000 shares to Treasury and resigned as the sole director and officer of the Company. The members of the Board of Directors of DDS became members of the Board of Directors of the Company.

(C) Change in Operations

In connection with the acquisition, the existing business and operations of the Company were transferred to its historic shareholders. The Company will now pursue the sale and distribution of dry dissagregation technology.

.

FISHTHEWORLD HOLDINGS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward--Looking Statements

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Forward--looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this quarterly report. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus, competitive environment and general economic conditions.

Since the Company's merger with Fishtheworld.com, Inc. on May 8, 2002, our principal line of business had been providing an online magazine for persons interested in fishing reports from all over the world. As a result of the limited revenues generated by the Company, both before and after the merger with Fishtheworld.com, Inc., the Company continued to explore acquisition opportunities.

On April 4, 2003 the Company entered into a Securities Exchange Agreement by and between the Company and a majority of the shareholders of DDS Technologies USA, Inc., a Delaware corporation ("DDS Technologies"). Under the terms of the Securities Exchange Agreement, the Company acquired 88.50% of the issued and outstanding shares of common stock of DDS Technologies along with the business of DDS Technologies, which includes the North, South and Central American rights to the sale and distribution of a dry disaggregation technology. Additionally, in connection with the acquisition, we have agreed to spin--off the Company''s existing business and operations and transfer them to the historic shareholders of the Company. The Company will now pursue the sale and distribution of dry disaggregation technology.

In connection with the share exchange, Jon Erik Gundlach resigned as the sole officer of the Company and Ben Marcovitch was elected to serve as President and Chief Executive Officer and Joseph Fasciglione was elected to serve as the Chief Financial Officer, Secretary and Treasurer. Additionally, Ben Marcovitch was elected to serve as a director of the Company.

Currently, the Company is working to comply with the requirements of the Securities Exchange Act in order to change the domicile of the Company from the state of Florida to the state of Nevada. Upon the completion of the reincorporation, the historic directors of DDS Technologies will become the directors of the Company.

Results of Operations

The Company has not conducted substantial business operations for the last two quarters. As a result, the Company has experienced losses in the amount of $12,144 for the current quarter and $3,812 for the prior quarter ending March 31, 2002. These losses are comprised of expenditures made by the Company to pay professional fees related to compliance with the requirements of the Securities Exchange Act, the Sarbanes--Oxley Act and to maintain the Company's corporate existence.

The acquisition of DDS Technologies did not take place until April 4, 2003, which is after the completion of the quarter. However, from the date of acquisition, the Company's financial statements will principally reflect the business operations of DDS Technologies.

DDS Technologies is a development stage company, which, since its inception has not generated revenues. DDS Technologies has been engaged in the process of obtaining the license rights and the exclusive marketing rights for Disaggregation Dry System (DDS) in North America, Central America, the Caribbean (excluding Cuba), South America and Africa. The DDS technology system is a unique patent--pending process whereby fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are understood by the various food industries to have a tremendous value both economically and nutritionally. Management believes that the results obtained utilizing the DDS technology is unattainable with any other currently available technology.

From inception through March 31, 2003, DDS Technologies has accrued an accumulated deficit of approximately $505,000. We anticipate that losses from operations will continue for at least the next two quarters primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. However, we have marketed our technology to various large US and Latin American firms and anticipate that some contracts may be signed shortly. There can be no assurance that the DDS technology will achieve market acceptance or that that sufficient revenues will be generated to allow us to operate profitably.

To date, DDS Technologies has relied on management's ability to raise capital through equity private placement financing to fund its operations and believes it has the ability to continue to raise additional capital if needed for ongoing operations for the remainder of the fiscal period. Without the raising of additional capital, management believes that it continuing as a going concern would be unlikely.

Liquidity and Capital Resources

Since incorporation, the Company has funded its operations through private equity financings. The Company has raised a total of $3,200 from selling its securities in this time frame. As of March 31, 2003 the Company''s assets were recorded at $496, which includes cash in the amount of $200. As of March 31, 2003, the Company''s liabilities totaled $36,982. Prior to the completion of the exchange with DDS Technologies, Jon Gundlach, the Company''s former sole officer, director and principal shareholder had funded the operations of the Company.

For the twelve months following this report, our sources of capital and needs for liquidity will be related to the business operations of DDS Technologies. DDS Technologies has funded its operating losses and license acquisition through a private placement of its common stock. DDS Technologies believes that it can continue to do so until it achieve positive cash flow from operations. During the quarter ended March 31, 2003 it raised gross proceeds of $650,000 from the private placement of 650,000 shares of its common stock effected pursuant to exemptions from registration provided under Regulation D of the Securities Act of 1933. During this period it also paid an additional $200,000 and issued 500,000 shares of its common stock for the extension of its license into Africa.

While we believe that we can continue to raise capital, there can be no assurance to this effect. If we are unable to fund our losses until we can achieve positive operating cash flow, we are unlikely to survive as a going concern for more than the short term. Subsequent to March 31, 2003 we raised additional gross proceeds of $200,000 from the private placement of 200,000 shares of our common stock effected pursuant to exemptions from registration provided under Regulation D of the Securities Act of 1933.

From inception through March 31, 2003 we have incurred an accumulated deficit of approximately $505,000. As of the date of this filing, we had a cash balance of approximately $210,000 and a short term note receivable of $235,000. Our current run date of operating expenses is approximately $90,000 per month and should continue at this rate for the near term. We do not anticipate any significant capital project needs.

Control Procedures (keep the remaining)

Item 3.      Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a--14(c)/15d--14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8--K.	On April 21, 2003 we filed an 8K with the SEC based on a change in control of registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.
FISHTHEWORLD HOLDINGS, INC.

Date: May 14, 2003	By: s/Ben Marcovitch Ben Marcovitch Chief Executive Officer and President