Form 10QSB
period 2003-08-19
DDS TECHNOLOGIES USA INC
filed 2003-08-20
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30498

DDS Technologies USA, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	81-0582603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Palmetto Park Road
Suite 510
Boca Raton, Florida 33432
(Address of Principal Executive Offices)

(561) 750-4450
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 17,396,255 shares of common stock outstanding, $0.001 par value.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$18,088
Note receivable - related party	235,000
Total Current Assets	253,088

Fixed assets, net	15,130
License	4,700,000
Security deposit - rent	4,977

TOTAL ASSETS	$4,973,195

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued payroll taxes	$6,900
Accrued professional fees	159,334
Total Current Liabilities	166,234

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 25,000,000 shares authorized, 17,396,255 issued and outstanding	17,396
Additional paid-in capital	9,241,079
Subscriptions receivable	(1,500,000)
Deferred consulting expense	(1,062,373)
Deficit accumulated during development stage	(1,889,141)
Total Stockholders' Equity	4,806,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,973,195
See accompanying notes to the condensed consolidated financial statements. 2

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	For the Period From July 17, 2002 (Inception) Through June 30, 2003

REVENUES	$-	$-	$-

EXPENSES
Professional fees	567,285	732,582	1,255,210
Mergers	100,000	200,000	200,000
Salaries and related taxes	44,593	70,432	115,025
General and administrative	73,684	153,101	318,906
Total Expenses	785,562	1,156,115	1,889,141

NET LOSS	$(785,562)	$(1,156,115)	$(1,889,141)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.07)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	16,240,145	15,481,526	13,595,000
See accompanying notes to the condensed consolidated financial statements. 3

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2003
(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Receivable	Expense	Deficit	Total

Common stock issued for cash at inception	10,267,255	$10,267	$1,273,360	$-	$-	$-	$1,283,627

Common stock issued for license valued at $1.00 per share	3,500,000	3,500	3,496,500	-	-	-	3,500,000

Common stock issued for cash in December 2002 and January 2003 at $1.00 per share	300,000	300	299,700	-	-	-	300,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	500	499,500	-	-	-	500,000

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	800	799,200	-	-	-	800,000

Recapitalization for merger in April 2003	429,000	429	(429)	-	-	-	-

Common stock issued for cash in May 2003 at $1.00 per share	100,000	100	99,900	-	-	-	100,000

Common stock subscribed at $1.00 per share	1,500,000	1,500	1,498,500	(1,500,000)	-	-	-

Warrants issued for consulting expense	-	-	1,274,848	-	(1,274,848)	-	-

Amortization of deferred consulting expense	-	-	-	-	212,475	-	212,475

Net loss:
July 17, 2002 (inception) through December 31, 2002	-	-	-	-	-	(733,026)	(733,026)
Six months ended June 30, 2003	-	-	-	-	-	(1,156,115)	(1,156,115)

BALANCE, JUNE 30, 2003	17,396,255	$17,396	$9,241,079	$(1,500,000)	$(1,062,373)	$(1,889,141)	$4,806,961
See accompanying notes to the condensed consolidated financial statements. 4

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30, 2003	For the Period From July 17, 2002 (Inception) Through June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,156,115)	$(1,889,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,427	1,996
Amortization of deferred consulting expense	212,475	212,475
Other non-cash expense	20,937	-
Changes in operating assets and liabilities:
Security deposit - rent	-	(4,977)
Accrued expenses	166,234	166,234
Net Cash Used In Operating Activities	(755,042)	(1,513,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(16,975)	(17,126)
Acquisition of license	(200,000)	(700,000)
Net Cash Used In Investing Activities	(216,975)	(717,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	1,100,000	2,483,627
Note receivable	(235,000)	(235,000)
Net Cash Provided By Financing Activities	(865,000)	2,248,627

NET (DECREASE) INCREASE IN CASH	(107,017)	18,088

CASH - BEGINNING OF PERIOD	125,105	-

CASH - END OF PERIOD	$18,088	$18,088

Common stock issued for license valued at $1.00 per share	$500,000	$4,000,000
See accompanying notes to the condensed consolidated financial statements 5

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

NOTE 1 BACKGROUND AND BASIS OF PRESENTATION

DDS Technologies USA, Inc. (formerly Fishtheworld Holdings, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, the Caribbean (excluding Cuba), South America and Africa.

On November 14, 2002, Black Diamond Industries, Inc., ("Black Diamond") a public Florida corporation, conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93% of Black Diamond. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond returned 13,564,350 shares of common stock to treasury.

In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware.

Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. ("Fishtheworld") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of the company. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld.

In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond and Fishtheworld were public shells and DDS Holdings, Inc. is a development stage company with no revenues, the transactions were treated as recapitalizations of the Company.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(D) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2003 and for the three and six months then ended are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB as of October 31, 2002.

The Company has not presented interim financial information for the three and six months ended June 30, 2002 because the Company's inception date was July 17, 2002 and it did not have any operations prior to that date.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

(E) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Expenses related to stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the cost is measured as the fair value of the security at the date of grant based on option-pricing models.

(F) Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 3 LICENSE

On August 29, 2002, the Company (the licensee) entered into an exclusive license agreement with DDS Technologies LTD. (the licenser, a United Kingdom company). The initial license agreement, which expires on May 28, 2022, provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, #02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the Company, which were paid during 2002.

For the six months ended June 30, 2003, the Company paid an additional $200,000 and issued an additional 500,000 shares of common stock valued at $1.00 per share to DDS Technologies LTD. for an extension of the license to include Africa, subject to certain exceptions.

In accordance with the agreement, the Company is required to pay the licensor: (1) 49% of the net profits derived from the sale of products embodying the technology, (2) 24% of the net profits derived from the licensing and rental of products embodying the technology, and (3) 49% of the net profits derived from the sale of materials that are produced by machines embodying the technology and subsequently sold for use in producing pharmaceuticals, additives, cosmetics or other products. Additionally, the Company is required to pay 2% of the net profits derived in (1) through (3) above to a charity designated by the licensor.

NOTE 4 RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2003 and for July 17, 2002 (inception) through June 30, 2003 the Company incurred consulting expenses of $130,000, $246,000 and $313,000, respectively from stockholders of the Company. Also see Note 5 for an additional related party transaction.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

NOTE 5 NOTE RECEIVABLE

In February 2003 the Company entered into a $235,000 short-term loan agreement with DDS Technologies LTD, a British corporation. DDS Technologies LTD is a stockholder of the Company. The loan was for a maximum period of ninety days to be repaid with interest at a rate of 1.57% per annum. In the event that DDS Technologies LTD failed to repay the full amount due within 120 days, the Company had the right to demand issuance of shares of DDS Technologies LTD amounting to ten percent of their issued and outstanding shares. The Company has not demanded payment on the note nor have they demanded the issuance of shares of common stock of DDS Technologies LTD. The Company plans on applying the amount due on the note to future purchases of equipment from DDS Technologies LTD.

NOTE 6 SUBSCRIPTION RECEIVABLE

In April and June 2003, the Company signed various subscription agreements for the sale of 1,500,000 shares of common stock at $1.00 per share aggregating $1,500,000. Also see Note 9.

NOTE 7 STOCK OPTIONS

The Company has established a Stock Option Plan (the "Plan") to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed three million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable.

In May 2003, the Company granted stock options to an executive employee. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for option granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the option granted in May 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant and an option expires in 10 years.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company's stock options had been

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in May 2003; no dividend yield for all years; expected volatility of 74%; risk-free interest rate of 3%, and an expected life of 5 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

		For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	For the Period From July 17, 2002 (Inception) Through June 30, 2003

Net loss	As Reported	$(573,087)	$(943,640)	$(1,676,666)
	Pro Forma	$(1,058,930)	$(1,429,483)	$(2,162,509)

Net loss per common	As Reported	$(.04)	$(.06)	$(.11)
share - basic and diluted	Pro Forma	$(.07)	$(.09)	$(.17)

A summary of the status of the Company's option plans as of June 30, 2003 and the changes during the period ending on that date is presented below:

June 30, 2003	Shares	Weighted Average Exercise Price

Outstanding at inception	-	$-
Granted	600,000	$5.00
Forfeited	-	$-
Outstanding at June 30, 2003	600,000	$5.00

Options exercisable at June 30, 2003	150,000	5.00

Weighted average fair value of options granted to employees during the year	$2.46

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003
(UNAUDITED)

The following table summarizes information about the stock options outstanding at June 30, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price

$5.00	600,000	9.83	$5.00	150,000	$5.00

NOTE 8 STOCK WARRANTS

On April 23, 2003, the Company entered into a one-year agreement with The Shemano Group, Inc. for investment banking and other related services. Pursuant to this agreement, the Company issued to the Shemano Group, Inc. a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount is amortized over the life of the agreement resulting in consulting expense of $212,475 for the three months ended June 30, 2003. The remaining unamortized balance of $1,062,373 is presented in the accompanying condensed consolidated balance sheet as deferred consulting expense.

NOTE 9 SUBSEQUENT EVENTS

On July 23, 2003, the Company collected $500,000 in connection with the subscriptions receivable at June 30, 2003. Also see Note 6.

On July 2, 2003, the Company entered into stock purchase agreements with several accredited investors for additional equity capital. The Company raised a total of $1,372,000 during the initial phase. The agreement provides for the purchase of the Company's common stock at $3.50 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of 3 years at an exercise price of $7.00 per share. The total shares issued were 392,000 and warrants for another 196,000 shares. The Company raised another $387,500 in August from additional investors under the same terms.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Background

DDS Technologies USA, Inc. (formerly FishtheWorld Holdings, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, the Caribbean (excluding Cuba), South America and Africa.

On November 14, 2002, Black Diamond Industries, Inc., ("Black Diamond") a public Florida corporation, conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93% of Black Diamond. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond returned 13,564,350 shares of common stock to treasury.

In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware.

Under a share exchange agreement entered into on April 4, 2003, FishtheWorld Holdings, Inc. ("FishtheWorld") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of FishtheWorld. Immediately prior to the share exchange, the majority shareholder of FishtheWorld returned 8,571,000 shares to treasury and resigned as the sole director and officer of the company. The members of the Board of Directors of the Company became members of the Board of Directors of FishtheWorld.

In May 2003, FishtheWorld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond and FishtheWorld were public shells and DDS Holdings, Inc. is a development stage company with no revenues, the transactions were treated as recapitalizations of the Company.

The Company was formed in July 2002 for the purpose of commercializing certain technology which has been licensed by DDS Technologies Ltd. ("DDST"), a United Kingdom company and a principal stockholder of the Company. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDST. Management believes that this Disaggregation Dry System (DDS) technology system is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various food manufacturers to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the DDS technology is unattainable with any other currently available technology.

The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the company, which was paid in 2002. We subsequently issued an additional 500,000 shares of our common stock plus cash consideration of $200,000 to DDST for an extension of the license to Africa, subject to certain exceptions. The license agreement also requires the Company to pay a royalty to DDST as follows:
a)	49% of the net profits derived from the sale of products embodying the licensed technology
b)	24% of the net profits derived from the licensing and rental of products embodying the licensed technology;
c)	49% of net profits derived from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and
d)	2% of the net profits derived from any source related to the licensed technology be donated to charity.

Results of Operations

From July 17, 2002 (inception) through June 30, 2003 we have incurred an accumulated deficit of $1,889,141. To date, we have yet to achieve revenues. During the three and six months ended June 30, 2003 we incurred operating expenses of $785,562 and $1,156,115 respectively. The majority of the expenses were merger costs and professional fees, consisting primarily of consulting and legal fees. We anticipate that losses from operations will continue for the next two quarters primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client.

We have marketed our technology to various large US and Latin American companies resulting in some letters of intent and have recently signed one contract and anticipate that other contracts may be signed soon. The contract signed is a joint venture arrangement for the processing of corn waste into fermentable sugars for the production of ethanol. However there can be no assurance that the DDS technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

We have funded our losses to date and license acquisitions through the private placements of our common stock and financing from accredited investors. We believe that we can continue to do so until we achieve positive cash flow from operations. During the six months ended June 30, 2003, we also paid an additional $200,000, and issued 500,000 shares of our common stock, for the extension of our license into Africa. During this period we raised gross proceeds of $1,100,000 from the sale of 1,100,000 shares of our common stock. As a result of our net loss, and the payment of the additional license fee our cash balance at June 30, 2003 was $18,088. While we believe that we can continue to raise capital, there can be no assurance of this. Subsequent to June 30, 2003 we raised gross proceeds of $2,279,000 from the private placement of 500,000 shares of our common stock, effected pursuant to exemptions from registration provided under Regulation D to the Securities Act of 1933 and from the signing of a stock purchase agreement with other accredited investors by selling 502,715 shares for $1,759,000.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, management including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. There was no change in internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. However, the Company is not party to, and is not aware of, pending or threatened litigation that we currently anticipate that would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

During the second fiscal quarter of 2003, we engaged in private placement transactions involving the issuance of 750,000 shares of common stock for gross proceeds of $750,000. There were no commissions paid in connection with these private placements. The shares issued in these transactions were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Report on Form 8-K dated May 30, 2003 reporting the reincorporation of the Company from Florida to Nevada

Report on Form 8-K dated April 4, 2003 reporting the acquisition of DDS Technologies USA, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: August 19, 2003	/s/ Ben Marcovitch
Ben Marcovitch
Chief Executive Officer

/s/ Joseph Fasciglione
Joseph Fasciglione
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002