Form 10QSB
period 2003-11-14
DDS TECHNOLOGIES USA INC
filed 2003-11-14
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30498

DDS Technologies USA, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-4253546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Palmetto Park Road
Suite 510
Boca Raton, Florida 33432
(Address of Principal Executive Offices)

(561) 750-4450
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 18,573,969 shares of common stock outstanding, $0.0001 par value per share.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003

CONTENTS
PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003 (UNAUDITED)

PAGE	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND THE PERIODS FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGES	4 - 5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003 (UNAUDITED)

PAGE	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) AND THE PERIODS FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGES	7 - 17	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 (UNAUDITED)

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBSIDIARY (A DEVELOPMENT COMPANY) CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003 (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$468,960
Total Current Assets	468,960

FIXED ASSETS, NET	18,808
LICENSE	4,700,000
DEPOSITS AND OTHER	962,714

TOTAL ASSETS	$6,150,482

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$20,390
Accrued professional fees	605,000
Total Current Liabilities	625,390

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 25,000,000 shares authorized, 18,573,969 issued and outstanding	1,857
Additional paid-in capital	11,877,832
Subscriptions receivable	(1,000,000)
Deferred consulting expense	(1,980,208)
Note receivable - related party	(235,000)
Interest receivable - related party	(2,152)
Deficit accumulated during development stage	(3,137,237)
Total Stockholders' Equity	5,525,092

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,150,482

See accompanying notes to the condensed consolidated financial statements
2

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBSIDIARY (A DEVELOPMENT COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003	For the Period From July 17, 2002 (Inception) Through September 30, 2002	For the Period From July 17, 2002 (Inception) Through September 30, 2003

REVENUES	$-	$-	$-	$-

EXPENSES
Professional fees	888,568	2,130,102	22,826	2,455,320
Merger costs	-	200,000	-	200,000
Salaries and related taxes	66,370	136,802	-	136,802
General and administrative	109,604	264,681	33,104	347,267
Total Expenses	1,064,542	2,731,585	55,930	3,139,389

INTEREST INCOME	922	2,152	-	2,152

NET LOSS	$(1,063,620)	$(2,729,433)	$(55,930)	$(3,137,237)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.16)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	18,392,410	16,793,985	10,767,255

See accompanying notes to the condensed consolidated financial statements
3

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
CONDENSED COSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003
(UNAUDITED)

	Common Shares	Stock Amount	Additional Pain-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total

Common stock issued for cash at inception	10,767,255	$1,077	$957,328	$-	$-	-	-	-	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	-	-	-	-	-	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	-	-	-	-	-	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	-	-	-	-	-	500,000

Note receivable - related party in February 2003	-	-	-	-	-	(235,000)	-	-	(235,000)

Interest receivable - related party	-	-	-	-	-	-	(2,152)	-	(2,152)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	-	-	-	-	-	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	-	-	-	-	-	-

See accompanying notes to the condensed consolidated financial statements.
4

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT COMPANY)
CONDENSED COSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2003
(UNAUDITED)

	Common Shares	Stock Amount	Additional Pain-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	-	-	-	-	-

Collection of subscription receivable in July 2003	-	-	-	500,000	-	-	-	-	500,000

Warrants issued for consulting expense in April 2003	-	-	1,274,848	-	(1,274,848)	-	-	-	-

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	-	-	-	-	-	1,020,494

Warrants issued with sale of common stock for cash in July and August 2003	-	-	563,056	-	-	-	-	-	563,056

Common stock issued for services in August and September 2003	175,000	17	1,298,233	-	(1,298,250)	-	-	-	-

Options issued for consulting services in August 2003	-	-	64,636	-	(64,636)	-	-	-	-

Amortization of deferred consulting expense	-	-	-	-	657,526	-	-	-	657,526

Net loss:
July 17, 2002 (inception) through December 31, 2002	-	-	-	-	-	-	-	(407,804)	(407,804)
Nine months ended September 30, 2003	-	-	-	-	-	-	-	(2,729,433)	(2,729,433)

BALANCE, SEPTEMBER 30, 2003	18,573,969	$1,857	$11,877,832	$(1,000,000)	$(1,980,208)	$(235,000)	$(2,152)	$(3,137,237)	$5,525,092

See accompanying notes to the condensed consolidated financial statements.
5
DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBSIDIARY (A DEVELOPMENT COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months Ended September 30, 2003	For the Period From July 17, 2002 (Inception) Through September 30, 2002	For the Period From July 17, 2002 (Inception) Through September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,729,433)	$(55,930)	$(3,137,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,360	-	2,929
Amortization of deferred consulting expense	657,526	-	657,526
Other non-cash expense	4,112	-	-
Changes in operating assets and liabilities:
Security deposit and other	(1,847)	-	(6,824)
Accrued expenses	623,238	35,939	623,238
Net Cash Used In Operating Activities	(1,444,044)	(19,991)	(1,860,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	(955,890)	-	(955,890)
Purchases of fixed assets	(4,761)	-	(21,737)
Acquisition of license	(200,000)	-	(700,000)
Note receivable - related party	(235,000)	-	(235,000)
Net Cash Used In Investing Activities	(1,395,651)	-	(1,912,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and subscriptions received	3,183,550	236,676	4,241,955
Net Cash Provided By Financing Activities	3,183,550	236,676	4,241,955

NET INCREASE IN CASH	343,855	216,685	468,960

CASH - BEGINNING OF PERIOD	125,105	-	-

CASH - END OF PERIOD	$468,960	$216,685	$468,960

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license valued at $1.00 per share	$500,000	$-	$4,000,000

Warrants issued for deferred consulting services	$1,274,848	$-	$1,274,848

Common stock issued for deferred consulting expenses	$1,298,250	$-	$1,298,250

Options issued for deferred consulting services	$64,636	$-	$64,636

Common stock subscribed at $1.00 per share	$1,500,000	$-	$1,500,000

See accompanying notes to the condensed consolidated financial statements.
6

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
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

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. The Company's ability to execute its business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

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

Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. ("Fishtheworld") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. DDS Technologies USA, Inc. also paid a cash consideration of $200,000 to the shareholders of Fishtheworld, which has been accounted for as merger costs in the nine months ended September 30, 2003 statement of operations. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of the company. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld. DDS Technologies USA, Inc. adopted the December 31st year-end of Fishtheworld.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond and Fishtheworld were public shells and DDS Holdings, Inc. is a development stage company with no revenues, the transactions were treated as recapitalizations of the Company. As a result of the reincorporation, the Company's par value for its preferred and common stock changed from $.001 to $.0001 per share.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) License

The license is recorded at its acquisition cost as described in Note 5. Under the terms of the agreement, the license has a 20-year life, which expires in May 2022, and will be amortized over the expiration term when the Company commences operations which generate revenues.

(C) Use of Estimates

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

(D) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2003 and for the three and nine months then ended, and for the periods from July 17, 2002 (inception) through September 30, 2003 and 2002, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report Form 10-KSB as of December 31, 2002.

(F) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

(G) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards ("SFAS") entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

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

NOTE 3     NOTE RECEIVABLE - RELATED PARTY

In February 2003 the Company entered into a $235,000 short-term loan agreement with DDS Technologies LTD, a British corporation. DDS Technologies LTD is a stockholder of the Company. The loan was for a maximum period of ninety days to be repaid with interest at a rate of 1.57% per annum. In the event that DDS Technologies LTD failed to repay the full amount due within 120 days, the Company had the right to demand issuance of shares of DDS Technologies LTD amounting to ten percent of their issued and outstanding shares. The Company has not demanded payment on the note nor have they demanded the issuance of shares of common stock of DDS Technologies LTD. Both parties have agreed to apply the amount due on the note to future purchases of equipment from DDS Technologies LTD. As DDS Technologies LTD is a significant stockholder of the Company, the note and interest receivable have been presented as a component of stockholders' equity in the accompanying condensed consolidated balance sheet at September 30, 2003.

NOTE 4 LICENSE

On August 29, 2002, the Company (the licensee) entered into an exclusive license agreement with DDS Technologies LTD. (the licensor, a United Kingdom company). The initial license agreement, which expires on May 28, 2022, provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, #02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the Company, which were paid during 2002.

For the nine months ended September 30, 2003, the Company paid an additional $200,000 and issued an additional 500,000 shares of common stock valued at $1.00 per share to DDS Technologies LTD. for an extension of the license to include Africa, subject to certain exceptions.

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

NOTE 5 DEPOSITS

The Company is negotiating a purchase agreement with a limited liability Netherlands company, which is a wholly owned subsidiary of DDS Technologies LTD. (See Notes 3 and 4). Pursuant to the draft agreement, the Company will purchase machines, which embody technology described in Note 4. The Company has advanced $995,890 as an initial deposit for the purchase of the equipment. The Company expects to finalize the purchase agreement in November 2003.

NOTE 6 SUBSCRIPTION RECEIVABLE

In April and June 2003, the Company signed various subscription agreements for the sale of 1,500,000 shares of common stock at $1.00 per share aggregating $1,500,000. On July 23, 2003, the Company collected $500,000.

NOTE 7 RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2003 and for the period from July 17, 2002 (inception) through September 30, 2003 the Company incurred consulting expenses of $133,000, $379,000 and $446,000, respectively, from stockholders of the Company. Also see Notes 3, 4 and 5 for additional related party transactions.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 8     COMMON STOCK

In July and August 2003, the Company entered into stock purchase agreements with several accredited investors for additional equity capital. The Company raised a total of $1,759,500 ($1,583,550 net of commissions, see Note 10). The agreements provide for the purchase of the Company's common stock at $3.50 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of 3 years at an exercise price of $7.00 per share. The total shares issued were 502,714 and warrants for another 251,357 shares. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $563,056. The net proceeds of $1,583,550 were allocated between the fair value of the warrants issued with the common stock ($563,056) and the common stock ($1,020,494). The Company granted registration rights to the investors and is currently incurring penalties (See Note 12(A)).

NOTE 9 STOCK OPTIONS

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

grants in May 2003; no dividend yield for all years; expected volatility of 74%; risk-free interest rate of 3%, and an expected life of 5 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share for the nine months ended September 30, 2003 would have been as follows:

Net loss	As Reported	$(2,729,433)
	Pro Forma	$(3,215,276)

Net loss per common	As Reported	$(0.16)
share - basic and diluted	Pro Forma	$(0.19)

A summary of the status of the Company's option plans as of September 30, 2003 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at inception	-	$-
Granted	600,000	$5.00
Forfeited	-	$-
Outstanding at September 30, 2003	600,000	$5.00

Options exercisable at September 30, 2003	300,000	5.00

Weighted average fair value of options granted to employees during the year	$2.46

The following table summarizes information about the stock options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2003	Weighted Average Exercise Price

$5.00	600,000	9.83	$5.00	300,000	$5.00

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 10     STOCK WARRANTS AND INVESTMENT BANKING AGREEMENT

On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued to the consulting company a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount is being amortized over the life of the agreement resulting in consulting expense of $531,187 for the nine months ended September 30, 2003. The remaining unamortized balance of $743,661 is presented in the accompanying condensed consolidated balance sheet as a contra to equity which is included in deferred consulting expense.

The agreement also provides that when the consulting company serves as a placement agent for the issuance and sale of securities, the Company will pay 10% of the money raised and also issue warrants to purchase common stock equal to 5% of the number of shares of common stock sold. The exercise price of the warrants will be the same price that the investors purchased the common stock for. In connection with the stock sold in the quarter ended September 30, 2003, the Company paid a $175,950 commission to the consulting company and issued stock purchase warrants exercisable for three years to acquire 25,000 shares of the Company's common stock at an exercise price of $7.00 per share. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $56,002. There was no accounting effect for the issuance of the warrants as there would have been an increase and decrease to additional paid-in capital for the same amount (See Note 8).

NOTE 11     AGREEMENTS

On August 14, 2003 the Company entered into a one-year agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company is paying monthly cash consideration of $5,000. In addition, the Company will issue 10,000 shares of restricted common stock per quarter. The first 10,000 shares were issued upon signing the agreement. Based on the per share price on the date of the agreement, $26,000 was expensed to consulting fees for the quarter and $26,000 was deferred. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring 3 years from the date of grant. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 77%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of $64,636. The amount is being amortized over the life of the agreement resulting in consulting

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

expense of $32,318 for the three months ended September 30, 2003. The remaining unamortized balance of $32,318 is presented in the condensed consolidated balance sheet as deferred consulting expense.

On August 15, 2003 the Company entered into a six-month agreement with an investment consulting company. As part of the agreement, this consulting company will disseminate information about the Company to its investors, brokerage firms and others in the financial community. As compensation for these services, the Company paid cash consideration of $10,000 upon signing and will pay $5,000 per month thereafter. In addition the Company has issued 15,000 restricted shares of the Company's common stock. Based on the per share price on date of agreement, the Company has recognized $19,313 in consulting fee expense for the quarter and has deferred $57,938 of expenses.

On September 12, 2003 the Company entered into a one-year agreement with a financial consulting firm. As part of the agreement, the consulting firm will provide analytical review of the Company's financial information and will assist the Company as its financial advisor and investment banker. As compensation for these services, the Company has issued 100,000 restricted shares of common stock. Based on the per share price on the date of the agreement, the Company has recognized $32,250 in consulting fee expense for the quarter and has deferred $741,750 of expenses.

On September 19, 2003 the Company entered into a one-year agreement with an individual. As part of the agreement, the individual will provide a list of names of potential investors as well as provide other services for the Company. As compensation for these services the Company has issued 50,000 shares of restricted common stock. Based on the per share price on the date of the agreement, the Company has recognized $16,459 in consulting fee expense and has deferred $378,541 of expenses.

NOTE 12     CONTINGENCIES

(A) Contingencies

The Company granted registration rights to certain investors in the July 2, 2003 private placement of securities. Under those rights, if the Company does not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003 and, as of September 30, 2003, has accrued $19,500, which are included in accrued expenses.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003
(UNAUDITED)

(B) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed a Motion to Dismiss the plaintiff's complaint, which has not yet been set for hearing. The plaintiff seeks damages totaling $175,584 plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 13 SUBSEQUENT EVENTS

In October 2003, the Company settled a contract dispute with a consultant by issuing 60,000 shares of common stock. The settlement value was $465,000 and was determined based on the closing price of the Company's common stock on the settlement date. The amount is included in accrued professional fees in the accompanying consolidated balance sheet at September 30, 2003.

On October 17, 2003, the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company raised a total of $5,426,018. The agreements called for the purchase of Company shares at $6.00 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of three years at a strike price of $8.00 per share. The total shares issued were 904,334 shares and warrants for another 452,167 shares.

On October 31, 2003, the Company entered into an employment agreement with its newly appointed president and chief executive officer. For his services, he will be compensated with an initial annual base salary of $150,000 and will be eligible to receive an annual bonus at the discretion of the Board of Directors. Also, as part of the agreement, the Company granted 400,000 options to the president with an exercise price of $7.00 per share. These options vest over a three-year period.

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
d)	2% of the net profits derived from any source related to the licensed technology to be donated to charity.

Results of Operations

From July 17, 2002 (inception) through September 30, 2003 we have incurred an accumulated deficit of $3,137,237. To date, we have yet to achieve revenues. During the three and nine months ended September 30, 2003 we incurred operating expenses of $1,064,542 and $2,731,585 respectively. The majority of the expenses were merger costs and professional fees, consisting primarily of consulting and legal fees. We anticipate that losses from operations will continue for the next two quarters primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client.

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

Liquidity and Capital Resources

We have funded our losses to date and license acquisitions through the private placements of our common stock and financing from accredited investors. We believe that we can continue to do so until we achieve positive cash flow from operations. During the nine months ended September 30, 2003, we also paid an additional $200,000, and issued 500,000 shares of our common stock, for the extension of our license into Africa. During this period we raised net proceeds of $3,183,550 from the sale of 2,202,714 shares of our common stock. As a result of our net loss, and the payment of the additional license fee our cash balance at September 30, 2003 was $468,960. While we believe that we can continue to raise capital, there can be no assurance of this. Subsequent to September 30, 2003 we raised gross proceeds of approximately $5,426,000 by issuing 904,334 shares of restricted common stock under a stock purchase agreement with accredited investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not hold any derivative securities or other market rate sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. However, the Company is not party to, and is not aware of, pending or threatened litigation that we currently anticipate that would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

During the third fiscal quarter of 2003, we engaged in private placement transactions involving the issuance of 500,000 shares for $500,000 in connection with the subscriptions receivable at June 30, 2003 and 502,714 shares for gross proceeds of $1,759,500. In the latter transaction we paid $175,950 in fees to an investment banking firm. In August and September we also issued 175,000 shares for services with a fair market value of $1,298,075. The shares issued in these transactions were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended.

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

Report on Form 8-K dated July 14, 2003 reporting the completion of a private placement

Reports on Form 8-K/A providing financial statements for DDS Technologies USA, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 14, 2003	/s/ Spencer Sterling
Spencer Sterling
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