Form 10KSB
DDS TECHNOLOGIES USA INC
filed 2004-04-14
CIK 1099217

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 _______________

Commission File Number: 000-30498

DDS TECHNOLOGIES USA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	13-4253546
(State of incorporation)	(I.R.S. Employer Identification No.)

150 East Palmetto Park Road, Suite 510, Boca Raton, Florida 33432
 (Address of principal executive offices)

561-750-4450
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the 11,958,303 shares of voting stock held by non-affiliates of the registrant was approximately $26,906,181, based upon the closing sale price of the common stock on March 22, 2004 of $2.25 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MARCH 22, 2004
Common Stock	18,558,303

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ].

DDS TECHNOLOGIES USA, INC.

Cautionary Statement Regarding Forward-Looking Statements and Future Prospects

                This Annual Report on Form 10-KSB, and other public statements by the Company, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "1933 Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "expect", "estimate", "project", "intend", "plan," "will," "should," "could," "would," "anticipate," "believe," or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption "Risk Factors" in Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                In this annual report "Company," "we," "us," "our" and "DDS" refer to DDS Nevada and its subsidiaries, including DDS Delaware and DDS Holdings. The terms "licensor" and "HSF" refer to High Speed Fragmentation NV, a Netherlands company which licenses the dry disaggregation technology to us.

i

DDS TECHNOLOGIES USA, INC.

ii

PART I

ITEM 1. BUSINESS

General

                We are a Nevada corporation, the address of our principal executive office is 150 East Palmetto Park Road Suite 510 Boca Raton, Florida 33432, and our telephone number at that address is (561) 750-4450.

                We hold the North, South and Central American, Caribbean (excluding Cuba) and African rights to the sale and distribution of dry disaggregation technology ("Dry Disaggregation System technology"), permitting the dry separation of agricultural products which can be sorted according to various properties, and which may have applications across numerous industries.

                To date, we have entered into a memorandum of understanding with Ingenio Riopaila S.A. and Central Castilla S.A., one the largest sugar refiners in South America, for DDS to employ its proprietary technology process to convert biomass waste into consumable nutrients for sale to a variety of industries and a letter of intent with Florida's Natural, a large orange juice processor to process orange pumice.

                We have also entered into a Pre-Formation Agreement with Xethanol Inc. ("Xethanol"), an emerging company in the biomass waste-to-ethanol industry. The agreement contemplates a joint venture between our Company and Xethanol to utilize our Dry Disaggregation System technology to convert solid municipal waste into intermediate products for further processing into ethanol or for direct sale. The Company's first machines will be delivered to Xethanol's plant in Iowa in April 2004 in furtherance of this joint venture. Under the agreement with Xethanol, each plant will be owned by a limited liability company (a "Project LLC") which will be separately capitalized with an intended 50% ownership interest for each of the Company and Xethanol. We will lease the machines to the Project LLC on a "most-favored nation" basis plus a royalty to be determined with the Company receiving a greater royalty on products made from non-fermentable sugars that can only be processed using the Company's technologies. The Pre-Formation Agreement provides that the Project LLCs will employ their own staffs with the operations to be supervised by a Board of Managers consisting of four members, two designated by each of the Company and Xethanol. Mr. Christopher d'Arnaud-Taylor, CEO of Xethanol, will serve as the joint venture's CEO and we will designate the Chairman. Since Xethanol's plant is already operational, no additional working capital is needed at this point with respect to the Project LLCs. However, as we add more of our machines employing the Dry Disaggregation System technology, peripheral parts will have to be purchased to operate our machines in the plants. Thus, the joint venture will likely be required to seek further funding in order to pay for these peripheral parts.

                The joint venture will be undertaking a completely new business for both the Company and Xethanol and it can be expected that the joint venture will be subject to all of the risks and uncertainties of a start-up business, including the need to establish customer and supplier relationships which are not yet fully in place. If the Project LLCs do not generate operating cash flow, the Company may not receive dividends on its interest in the Project LLCs and may have difficulty recovering the lease payments and royalties owing under the leases. Nevertheless, the Company will be responsible for the capital outlays to purchase the machines and the ongoing royalties to High Speed Fragmentation NV ("HSF"), a Netherland company and the licensor of the Dry Disaggregation System technology to us.

                We are currently a development stage company with no revenues to date. We have never been subject to any bankruptcy, receivership or similar proceedings. Since we are principally the sales and marketing arm of the licensor of the proprietary technology, HSF, we currently have a total of 7 employees, all of which are full time employees and dedicated to either administration or sales.

                Our business commenced in July 2002 when our founders formed DDS Holdings, Inc. to acquire rights to the patented Dry Disaggregation System technology. The founders and our initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse takeover transaction on November 14, 2002. Thereafter, Black Diamond Industries, Inc. reincorporated into Delaware and changed its name to DDS Technologies USA, Inc. ("DDS Delaware"). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation, which then effected a reincorporation merger into the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. ("DDS Nevada"). It is the intention of DDS Nevada's management that DDS Nevada and DDS Delaware merge so that DDS Holdings will become a direct wholly-owned subsidiary of DDS Nevada and the holders of DDS Delaware will become stockholders of DDS Nevada.

Description of Business

                We intend to commercialize certain technology which has been licensed by HSF and one of our principal stockholders. The license agreement was originally with DDS Technologies Ltd., a United Kingdom company. DDS Technologies Ltd. subsequently entered into an assignment and assumption agreement with the Company pursuant to which all of DDS Technologies Ltd.'s rights and obligations were assigned to HSF. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) and African rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of HSF. The terms of the agreement required DDS Holdings, Inc., to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of DDS Holdings, which was subsequently exchanged for 3,500,000 shares of our common stock in the share exchange transaction with DDS Holdings and Black Diamond Industries, Inc. The license agreement also calls for us to pay a royalty to HSF as follows:
a)	49% of the net profits derived from the sale of products embodying the licensed technology;

b)	24% of the net profits derived from the licensing and rental of products embodying the licensed technology;

c)

49% of net profits derived by from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and

d)	2% of the net profits derived from any source related to the licensed technology be donated to charity.

                HSF has completed a test facility near Padova, Italy. This facility has been constructed to introduce prospective clients to the technology in operation. The clients will be invited to process their raw materials, as per their own specifications and requirements, in order to obtain an accurate accounting of their potential benefits.

                During the year of 2003, the principal shareholders of DDS Technologies Ltd., the initial licensor of the Dry Disaggregation System technology, took action to transfer the intellectual property rights associated with the licensed technology to a new entity, HSF. The effect of this transfer was to re-align the shareholder interests in the licensor. Subsequent to this reorganization, the Company entered into a new license agreement with HSF and obtained an indemnification from Engineer Manola, a director of the Company, for any adverse impact the reorganization may have on the Company. The Company is aware of a shareholder dispute affecting HSF which would affect the ownership of HSF. The Company had been pro-active in attempting to effect a resolution of the issues so as to assure that the Company is not adversely impacted by this dispute. However, there can be no assurance that the internal issues affecting the licensor will not have an adverse impact on the Company.

Description of the Dry Disaggregation System Technology

                The Dry Disaggregation System technology is the result of years of research, which began in 1964 by a prestigious group of technical research analysts and scientists of the alimentary field. Engineer Umberto Manola, the founder of DDS Technologies Ltd. and HSF and a director and principal stockholder of the Company, has developed a system of "disaggregation" of structures, called "crushing to collision," through which the fragments of matter, both organic and inorganic, endure violent accelerations and decelerations, which cause the disaggregation of the structure. The particles are separated as a function of their specific weight. The technology and its end result is understood by the food industries, both for human and for animal consumption, to have a tremendous value both economically and nutritionally. Management believes that the results obtained utilizing the Dry Disaggregation System technology are unattainable with any other currently available technology, since all available methods interact with the matter modifying (in some cases drastically) the natural property of the product originally introduced. Although research on the technology began over 35 years ago, only in the last few years has it been developed by Engineer Manola to the point of potential commercial application. Engineer Manola has filed with the European Patent Office an application covering the central aspects of the technology, which has been assigned to HSF, which in turn, has licensed the technology to us. Engineer Manola and HSF have conducted the research and development related to the technology and have borne the principal costs. Although the Company has incurred substantial costs with respect to testing the machines employing the Dry Disaggregation System technology, we do not consider these costs to be research and development related and to date, we have not incurred any research and development costs.

                By separating the various components of agricultural materials (protein, starch, fiber, etc.) the technology offers versatility and economic gains for processors. Many waste materials that were once thought too expensive to process can be economically converted to usable products.

Potential Applications and Marketing Plan

                We intend to initially concentrate our marketing/sales efforts on four market segments in which we believe that we can achieve quick penetration. These four markets are:

                Ethanol. Our technology process could have significant applications in the biomass waste-to-ethanol industry. This industry includes corn stover other waste streams currently not usable. Our process allows us to convert solid waste and other organic waste matters into starch and other consumable nutrients. The primary outputs from this process are fermentable sugars and starches. These sugars and starches are employed as feedstock in ethanol plants producing ethanol and several co-products including cellulose. Given the optimal nature of the feedstock created from our technology, significant amounts of ethanol can be produced in diminished time allotments. Our technology offers environmental benefits by utilizing waste materials which would otherwise be left in the fields contributing to carbon dioxide emissions. We have entered into a Pre-Formation Agreement with Xethanol, an emerging company in the biomass waste-to-ethanol industry. The agreement contemplates a joint venture between our Company and Xethanol to utilize our Dry Disaggregation System technology to convert solid municipal waste into intermediate products for further processing into ethanol or for direct sale.

                Animal Feed. Our technology could have application in the market for both livestock and domestic pets. Preliminary tests have indicated that the livestock and pet industries can achieve cost savings in excess of twenty percent of their raw material cost. The technology allows the feed products, derived from a variety of raw materials, to be tailored to the specific nutritional requirements of each different type of animal.

                Flour Processors, The Bakery Industry, Cereal Processors And Pasta Companies. These industries would have a keen interest in a technology, which could offer a product with uniform glutens and yeast reactions while using a less expensive grain product. Our technology allows processors to obtain higher yields of flour by removing (separating) excess bran and ash. This technology would be of great interest to an industry that typically operates on small profit margins.

                Citrus. HSF's demonstration facility in Parma, Italy has shown superior results in the extraction of citrus oils and other by-products to existing methods. We have had a number of discussions with California and Florida citrus producers that have indicated an interest in duplicating the efforts being undertaken in Sicily, Italy to convert the pumice that is a by-product of the oranges into saleable product. The potential profits, which could be generated by the added recycling of the leftovers/by-products may be substantial. The process would resolve an enormous problem created by the leftovers of the citrus industry. We have entered into a letter of intent with the Florida's Natural Producers with respect to converting the leftover pumice they produce from orange processing into saleable product.

                Our technology has potential application in a number of other industries which are under consideration such as the Pharmaceutical and Nutrition industries. Enhancement of bioavailability and higher yields will reduce costs and provide more effective delivery of nutritional and medicinal substances. We believe that our technology has significant potential benefits in producing low carb and no carb ingredients for the food industry.

                Our intended customers are relatively large food processors. While we have had significant discussions with a number of these potential customers, selling to these companies involves a relatively long sales cycle with significant due diligence and testing on the part of the customers. Even though the system is in commercial operation in Europe, as of the date of this prospectus, we have no agreements for the sale or lease of our equipment and there can be no assurance that we will achieve profitable operations.

Revenue Model

                Our business plan contemplates that we will lease machinery employing the Dry Disaggregation System technology or enter into joint venture or strategic partner arrangements in which we will retain an equity interest in the profits from the sale of products processed with our machinery. We believe that this method of commercialization will yield quicker market acceptance and in the long-term provide higher cash flow and profits to the Company. However, while we are in discussions with a number of potential customers, we do not have any lease or joint venture contracts to date and we may be required to alter our revenue model if we are unsuccessful in reaching such agreements. In addition, our preferred revenue model will require us to obtain substantial additional financing. Since our expected customers are relatively large and creditworthy, and because we will not hold equipment in inventory prior to obtaining a contract, we believe we will be able to obtain such financing on terms that will provide a reasonable return to us. Nevertheless, if we are unable to finance the purchase of equipment we may need to revise our business model or reduce our expectations. Since we intend to purchase equipment from HSF, we have not been engaged in any research and development activities to date except for our involvement in testing of the equipment.

Manufacturing

                We do not anticipate manufacturing the equipment ourselves but rather intend to purchase the equipment from HSF. In the license agreement with HSF, HSF has agreed to manufacture equipment on our behalf and to maintain the sale price to us during the term of the license. Based upon current conditions, we believe that within several months HSF will be able to supply us with up to four to six machines per month. While we have certain rights to manufacture the equipment in the event that HSF is unable to meet our production requirements, in such event we may have difficulty meeting our manufacturing requirements and this could have an adverse effect on our financial results.

Competition

                As of the date of this prospectus, we are unaware of any competitor which is focused on similar methods of increasing yields in food processing. However, there are numerous methods of increasing raw material yields using dissimilar processes and we will need to show attractive cost-savings to our customers in order to compete effectively. This is especially true given our new entry into this industry.

Patents and Proprietary Protection

                We rely on a combination of our licensed patent, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. We have obtained an exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. DDS Technologies is in the process of filing worldwide protection and has filed in Japan and the United States. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of HSF. Until such patent is issued we are particularly sensitive to the protection of trade secrets. It is our policy to require our customers, executive and technical employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. These agreements also generally provide that all confidential information relating to our business is the exclusive property of the Company.

Governmental Regulations

                We are subject to various state and federal laws, regulations and guidelines relating to safe working conditions and sales practices. While our customers are generally subject to extensive regulation by the U.S. Food and Drug Administration, which may affect their specifications for products supplied by the Company, the Company's products and operations are not directly subject to such regulation. Furthermore, our operations are such that we are not directly subject to any local, state or federal environmental laws.

Risk Factors

                An investment in the shares of our common stock involve a high degree of risk. You should carefully consider the following factors and other information presented or incorporated by reference in this prospectus before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any one or more of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. We cannot assure you that we will successfully address these risks.

RISKS RELATED TO OUR BUSINESS

Development Stage Company

                We are in the development stage and our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise including the absence of an operating history. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we will operate. We have had no operating revenues to date and there can be no assurance of future revenues. As a result of the start-up nature of our business and the fact that we will incur start-up expenses, we may be expected, at least initially, to sustain operating losses.

No Assurances of Revenue or Profitability

                We anticipate that our primary sources of revenue will come from leasing equipment employing Dry Disaggregation System technology or from joint ventures employing such technology. There can be no assurance that we will be able to realize contracts with the target companies to provide our technology or products. Although we have two letters of intent and have an agreement in principle for our first purchase orders for machines, as of the date of this prospectus, no contracts have been executed by us that will provide a reasonable assurance of revenues.

Dependence on High Speed Fragmentation NV

                We rely HSF for continued licensing to us of their technology incorporating the patent pending Dry Disaggregation System technology to us pursuant to our contractual arrangements with them. Umberto Manola, who holds indirectly 45% of the outstanding shares of HSF, is on our Board of Directors.

                The interest of HSF may differ from ours and yours and HSF could violate our agreements with them by, among other things, failing to continue to develop the technology or failing to continue to license to us in the jurisdictions we currently hold the rights to the sale and distribution of the technology.

                If HSF violates our agreements with them, we may have to resort to litigation to enforce our rights. The litigation could result in the disruption of our business, diversion of our resources and the incurrence of substantial costs.

                We also rely upon HSF to continue to develop our Dry Disaggregation System technology to prosecute and protect our licensed patents, and to manufacture the equipment that will be leased or sold by us. However, research to develop and litigation to protect our licensed technology are time consuming and expensive. Furthermore, litigation to protect patents is ineffective in certain countries. If HSF fails to continue to develop their technology or protect related patents, there will be a material adverse effect on our financial condition and results in operations.

Need for Additional Capital

                The development of our business may require significant additional capital in the future to, among other things, fund our operations, acquire machines to lease or employ in joint ventures and finance future acquisitions and investments. We have historically relied upon private sales of our equity to fund our operations. There can be no assurance, however, that these sources of financing, or alternative sources will be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions or additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

Unproven Business Model

                Our business plan, based on a new technology, is relatively unproven. The market for the Dry Disaggregation System technology is new. Our business plan depends upon obtaining revenues generated from market acceptance of the technology. The sale of equipment incorporating this technology is an unproven business. Many of our potential target customers may not have considered how dry disaggregation technology may benefit them. They may not find the technology beneficial to their businesses. To be successful, we must market the technology so that it achieves market acceptance by our targeted potential customers.

Dependence on Management, Need to Recruit Additional Personnel

                To date, we have depended upon the efforts of Mr. Ben Marcovitch, Ms. Kerin Franklin and Mr. Joseph Fasciglione, our chairman, chief operating officer and chief financial officer, respectively, and outside consultants. On October 30, 2003 we appointed Mr. Spencer L. Sterling to be our chief executive officer. Other than with Mr. Sterling and Ms. Franklin, we do not have any employment or other agreements with our key personnel, nor do we have any "key-person" insurance on them. In addition, if we are to be successful, we will need to recruit additional management depth as well as sales, marketing and technical personnel. While we believe that we will be able to recruit such personnel, we cannot provide any assurance to that effect.

Application of the Licensed Technology

                Our success is based, in part, on our ability to discover new markets and applications of Dry Disaggregation System technology, which customers will want to employ. As a result, we continue to invest in market development in order to enable us to identify new markets and applications of the technology to meet consumer demands. Despite investments and efforts in this area, our development may not result in the discovery of new markets and applications, which will be accepted by our potential customers.

Thinly-Traded Stock

                Our common stock is "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give no assurance that holders of our common stock will be able to sell their shares at or near ask prices or at all if they desire to liquidate their shares.

Penny Stock Securities Law Considerations

                Our common stock is considered penny stock and subject to the penny stock rules under the Securities Exchange Act of 1934. The penny stock rules require broker-dealers to take steps under certain circumstances prior to executing any penny stock transactions in customer accounts. A broker must advise the purchaser of penny stock of the lowest offer and highest bid. A broker or dealer must disclose the broker's compensation for penny stock transactions. A broker who recommends penny stocks to persons other than established customers must make a special written suitability determination and receive the purchaser's prior agreement. The effect of these regulations may be to delay transactions in stocks that are penny stocks. This could have an adverse impact on the market liquidity for our common stock.

Volatility of Common Stock Price

                The market price of our common stock may be highly volatile, as has been the case with the securities of many other small capitalization companies. Since the first trading activity of our common stock on April 10, 2003 through March 22, 2004 the price of our stock has fluctuated from a low of $2.00 to a high of $8.45 per share.

                Furthermore, the securities markets in general have experienced a high level of price and volume volatility and the market prices of securities for many companies, particularly small capitalization companies, have experienced wide fluctuations which have not necessarily been related to the operating performances or underlying asset values of such companies. The market price of our common stock may also continue to experience wide fluctuations in the future.

INDUSTRY RISK

Technological Advances by Competitors

                We face competition due to technological advances by competitors employing alternative methods of processing byproducts of agricultural processes, however, to date we do not know of any competing technologies. Although the Dry Disaggregation System technology employs a unique process, many other companies have substantially greater resources than us and may develop competing technology using alternative processes.

                In addition to maintaining our relationship with HSF and relying on them to continue developing the Dry Disaggregation System technology, in order to remain competitive we need to continue to strive to promote the advantages of the technology over others in the market. However, if a competitor introduces a competitively successful technology, it could have a material adverse effect on our business, results of operations or financial condition.

Agricultural Risk

                Many of our potential customers for Dry Disaggregation System technology are in the agricultural industry, and thus, the demand for the technology is subject to a variety of agricultural risks. Extreme weather conditions, disease, insects and pests can materially and adversely affect the quality and quantity of agricultural products produced by some of our potential customers. There can be no assurance that these factors will not affect a substantial portion of our production facilities in any year and have a material adverse effect on our business, results of operations or financial conditions.

Foreign Market Risks

                In addition to the North American rights, we hold the Central American, South American, Caribbean (excluding Cuba) and African rights to the Dry Disaggregation System technology. When we do business in these markets, we will be subject to all of the risks generally associated with doing business in foreign markets. Risks, such as those arising from burdensome local government regulation, uncertain legal environments limiting our legal protections, fluctuations in local and U.S. dollar exchange rates and differences in local business practices all could impose additional costs to us when doing business in these foreign markets, which may have adverse effect on the results of our operations or financial condition.

ITEM 2. DESCRIPTION OF PROPERTIES

                The Company owns no real property and currently leases all of its office space. The Company leases the office space that houses its executive offices in Boca Raton, Florida, totaling approximately 1950 square feet. The lease expires in January 2007. The Company uses this facility for its executive, marketing, administrative, finance and management personnel.

ITEM 3. LEGAL PROCEEDINGS

                There are currently no legal proceedings pending to which the Company is a party or to which any of its properties is subject.  However, the Company has received a potential claim from two shareholders alleging that the Company failed to register their shares for resale in the Company's last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (the "1933 Act") on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

                Our common stock is traded on the OTC Bulletin Board under the symbol "DDSU.OB." The first trading activity in our common stock was April 10, 2003. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

Quarter Ended	High	Low
June 30, 2003	$7.00	$3.00
September 30, 2003	$7.75	$5.10
December 31, 2003	$7.60	$6.00
Through March 22, 2004	$5.90	$2.25

                The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Stockholders

                The approximate number of holders of record of our common stock as of March 22, 2004 is 155, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividends

                We have not declared or paid any dividends on our shares of common stock . We intend to retain future earnings, if any, that may be generated from our operations to finance our future operations and expansion and do not plan for the reasonably foreseeable future to pay dividends to holders of our common stock . Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth the securities we have issued through equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders (1)	1,350,000	6.37	1,650,000
Total	1,350,000	6.37	1,650,000

(1) The Company intends to submit its 2003 Stock Option Plan to its shareholders at its next annual meeting of shareholders.

Recent Sales of Unregistered Securities

                On October 22, 2003 we completed a private placement with certain investors pursuant to which we raised $5,426,018 in exchange for (i) the issuance of 904,334 shares of our common stock and (ii) warrants providing the right to holders to purchase up to an additional 452,167 shares of common stock at $8.00 per share, exercisable until October 22, 2006. All of the investors were at the time of the offer and sale of the securities 'accredited investors' as such term is defined in Rule 501(a) of Regulation D under the 1933 Act, as amended (the "1933 Act") and such offer and sale to these investors was made in reliance upon the exemption from registration under Section 4(2) of the 1933 Act and Rule 506 adopted thereunder. On November 12, 2003, we filed a registration statement on Form S-1, and on December 16, 2003, an amendment thereto, to register, among other shares, all of the shares of common stock and shares of common stock issuable upon exercise of all of the warrants purchased by such investors in accordance with registration rights agreements we have entered into with such investors. The principal placement agent for the transaction was The Shemano Group, Inc. Pursuant to a one-year agreement we entered into with them on April 23, 2003, their compensation for the October 22, 2003 transaction was $442,600 in fees and commissions and warrants to purchase 35,983 shares of common stock of the Company at $8.00 per share, exercisable until October 22, 2006. In addition Kenny Securities also received compensation for this transaction in the amount of $125,000 in fees and commissions and warrants to purchase 10,417 shares of common stock of the Company at $8.00 per share, exercisable until October 22, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Background

                DDS Technologies USA, Inc. (formerly Fishtheworld Holdings, Inc.) and subsidiary is a development stage company with no revenues since its inception on July 17, 2002. The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for a Dry Disaggregation System technology for North, South and Central America, the Caribbean (excluding Cuba) and Africa.

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

                In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware. Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. ("Fishtheworld"), a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of the company. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld.

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

                The Company was formed in July 2002 for the purpose of commercializing certain technology which has been licensed by DDS Technologies Ltd., a United Kingdom company and a principal stockholder of the Company. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDS Technologies Ltd. Management believes that this Dry Disaggregation System technology system is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various food manufacturers to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the Dry Disaggregation System technology is unattainable with any other currently available technology.

                The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the company, which was paid in 2002. We subsequently issued an additional 500,000 shares of our common stock plus cash consideration of $200,000 to DDS Technologies Ltd. for an extension of the license to Africa, subject to certain exceptions. The license agreement also requires the Company to pay a royalty to DDS Technologies Ltd. as follows:

a)	49% of the net profits derived from the sale of products embodying the licensed technology;
b)	24% of the net profits derived from the licensing and rental of products embodying the licensed technology;
c)	49% of net profits derived from the sale of materials that are produced by machines embodying the licensed technology and subsequently sold for use in producing pharmaceutical additive, cosmetics or other products; and

d)	2% of the net profits derived from any source related to the licensed technology to be donated to charity.

Critical Accounting Policies

                The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's consolidated financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from those estimates are:

A.	The carrying amount of our license.

B.	The assumptions used in calculating the fair value of our stock options and warrants issued using the Black-Scholes pricing model.

                We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management's Discussion and Analysis of Financial Condition or Plan of Operations:

A.	We evaluate impairment of our long-lived assets by applying the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144. In applying those provisions, we have not recognized any impairment losses on our long-lived assets.

Year Ended December 31, 2003

Results of Operations

                From July 17, 2002 (inception) through December 31, 2003 we have incurred an accumulated deficit of $5,078,124. To date, we have yet to achieve revenues. During the twelve months ended December 31, 2003 we incurred a net loss of $4,670,321 in comparison to a net loss of $407,803 for the prior period from July 17, 2002 (inception) through December 31, 2002. There are several factors for the increase in the net loss. During 2003 the Company entered into various agreements for services where common stock and warrants were used for payment. These transactions resulted in approximately $1,400,000 in charges to expenses. During 2003 the Company also entered into a settlement by issuing company shares resulting in a $465,000 charge to expenses. Salaries and related benefits increased by $233,000 over the 2002 period, since there was no such expense in the prior period. Additionally the Company incurred merger costs of $200,000 in 2003 with no such related costs in 2002. Finally, 2002 only reflects expenses for a five month period since it's inception in July. We anticipate that losses from operations will continue for the remainder of the year 2004 primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if we are not able to successfully implement our business model, we may not be able to achieve profitability.

                We have marketed our technology to various large U.S. and Latin American companies resulting in some letters of intent and have recently signed one contract and anticipate that other contracts may be signed soon. The contract signed is a joint venture arrangement for the processing of corn waste into fermentable sugars for the production of ethanol. However there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

                We have funded our losses to date and license acquisitions through the private placements of our common stock and financing from accredited investors. We believe that we can continue to do so until we achieve positive cash flow from operations. During the fiscal year ended December 31, 2003, we also paid an additional $200,000, and issued 500,000 shares of our common stock, for the extension of our license into Africa. During this period we raised net proceeds of $8,041,960 from the sale of 3,007,048 shares of our common stock. As a result of our net loss, and the payment of the additional license fee our cash balance at December 31, 2003 was $1,174,281. While we believe that we can continue to raise capital, there can be no assurance of this.

Plan of Operations

                For the fiscal year ended December 31, 2003, our plan of operation focused on three primary objectives:

1.	Raising capital through two private offerings;
2.	Working with HSF to test the Dry Disaggregation System technology; and
3.	Finding customers to lease machinery which employs the Dry Disaggregation System technology or enter into joint venture or strategic partner arrangements with them based on their use of our machinery.

                During 2004, we intend to continue our capital raising efforts. The research and development with respect to the machines employing the Dry Disaggregation System technology is complete and during 2004, our focus will be on delivering the machines to customers and commencement of commercial operations. Our cash balance as of December 31, 2003 was $1,174,281. Based on our current costs and expenses for operations, and without the purchase of additional machines, we can operate for a further five months with our current cash balance. The Company expects to purchase and deploy at least six machines during the year of 2004, four of which have already been purchased. We may purchase more machines depending on the demand we see from our customers. At December 31, 2003, the Company had made payments of approximately $4,000,000 to HSF towards the purchase of the four machines and our capital needs for each additional machine we may purchase will be $1,000,000 per machine. We expect to hire 2 additional employees during the year of 2004. In addition to the revenues we anticipate during 2004 as a result of leasing the machinery to customers, we will require substantial amounts of capital financing.

Off-Balance Sheet Arrangements

                None.

Recent Accounting Pronouncements

                In January 2003 (and as revised in December 2003) the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

                Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.  This effective date includes those entities to which Interpretation No. 46 had previously been applied.  However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.  Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

                In June 2003, the FASB issued an Exposure Draft for a proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

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

                Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

                Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

                Financial information required in response to this Item 7 of Form 10-KSB is set forth at pages F-1 through F-23 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                None.

ITEM 8A. CONTROLS AND PROCEDURES

                Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the reporting period. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Background of Directors and Executive Officers

                The following is a description of the business experience of each of our directors and executive officers:

Spencer L. Sterling

                Spencer L. Sterling, aged 69, joined the company as President, Chief Executive Officer and Director in October 2003. Prior to joining us Mr. Sterling held senior management positions with the Ford Motor Company in South Africa, Australia, Canada, Europe and the United States; and with the Sigma Motor Corporation, a wholly owned subsidiary of the Anglo American Corporation in South Africa.

                Mr. Sterling was a senior management member of Ford Motor Company's Engine Division, in Detroit. During this time, he spearheaded the building of strategic manufacturing facilities for the company in Mexico and Taiwan. He was Managing Director of the Sigma Motor Corporation that merged with Ford South Africa, in 1985, to form the South African Motor Corporation (SAMCOR). Mr. Sterling was appointed Group Managing Director and Chairman of subsidiaries. In 1992 he was appointed Chairman of the SAMCOR Board and a Director of The Anglo American Industrial Corporation.

                Mr. Sterling has served as President of the National Association of Automobile Manufacturers of South Africa (NAAMSA), President of the South African Chamber of Business and is a former member of the Corporate Forum, a society for senior businessmen. He has been awarded an Honorary Professorship in the Faculty of Engineering by the University of Pretoria and has served on the Council of the University and on the Advisory Council, Faculty of Engineering, of the University of Stellenbosch in South Africa.

                Mr. Sterling is a graduate of Maritzburg College and holds a BSc. degree in Metallurgy and Engineering from Pretoria University and an MBS from the Wits Graduate School of Business in South Africa.

Kerin Franklin

                Kerin Franklin, aged 38, joined the Company in May 2003 as Chief Operating Officer. Prior to joining us, Ms. Franklin was General Manager and CEO of FoodWave (a start-up business involving new technology in milling and grinding food stuff) and Senior Vice President of Research and Development and QA for Frontier Natural Brands (2001 to 2003), Vice President of Research and Development, Celestial Seasonings Inc., (1999 to 2001 and 1995 to 1998) and Senior Director of Research and Development, the Daily Wellness Company. Ms. Franklin has an M.S. Degree in Food Science and Human Nutrition from Colorado State University.

Joseph Fasciglione

                Joseph Fasciglione, aged 51, joined the Company in October 2002. Prior to joining us he held the position of President of Alliance Financial Services, a financial consulting company providing services to small and medium sized businesses. From 1998 until 2000 Mr. Fasciglione was employed as a business analyst for AT&T Wireless Services where he provided financing analysis related to local cluster operations. From 1995 to 1997, Mr. Fasciglione acted as Director of Business Operations for AT&T Wireless Services during which time he held primary responsibility for budget preparations, forecasting and various financial analysis. From 1993 until 1994, Mr. Fasciglione acted as Operations Manager also for AT&T Wireless Services. From 1990 to 1992, he held the position of CFO for Professional Reimbursement Solutions of Dallas, Texas, where he was responsible for all financial and administrative functions for a large closely held operation. From 1983 until 1990, Mr. Fasciglione held at different times the positions of Regional Business Manager & Controller, Assistant

Controller and Manager of Budgeting and Internal Reporting for Metromedia Paging of Dallas, Texas. From 1981 until 1983 he acted as Corporate Accounting Manager for Homequity Relocation Services, Inc. of Wilton, Connecticut. Mr. Fasciglione acted as Corporate Budget manager for Frank B. Hall & Company, Inc., a major international commercial insurance brokerage firm from 1979-1981 and as Senior Internal Auditor for Levitt Homes, Inc. from 1976 until 1979. Mr. Fasciglione also served as a Staff Auditor for Grant Thornton Accountants and Management Consultants from 1975 to 1976. Mr. Fasciglione holds a BBA in Accounting from Iona College, New Rochelle, New York, and a CPA designation from New York.

Ben Marcovitch

                Ben Marcovitch, aged 69, joined the Company as Chief Executive Officer and Director at its inception. Mr. Marcovitch is Chairman and CEO of Gemini Capital Partners, a Financial Services firm, established in the UK. From 1996 to 1998, Mr. Marcovitch acted as a private investor and financial advisor. From 1994 to 1996, Mr. Marcovitch acted as Chairman and CEO of Triumph Investments Co., a portfolio management firm. From 1986 to 1995, he acted as a Chairman and CEO of GNP Products, Inc, a publicly trade Food Products Company which manufactured and distributed food products throughout the United States. Prior to GNP, from 1970 to 1982, Mr. Marcovitch successively acted as Chairman and President of Belgium Standards, CEO of Western, Allebee Oil & Gas Inc., CEO of Sogevox Inc., and CEO Sanitary Refuse Co.

                From 1963 to 1983 Mr. Marcovitch acted as CEO and President of Budget Fuels Inc., in Montreal Canada, which distributed refined petroleum products. From 1959 to 1963, he acted as Vice President of HY Grade Fuels, Montreal, Canada, and was responsible for coordinating the buying, marketing, service and distribution of fuel in Montreal. He is a member of the Canadian Petroleum Club, Montreal Chamber of Commerce, Bnai Brith Organizations and various business organizations.

Umberto Manola

                Umberto Manola, aged 73 joined the Board of Directors in August 2002. Mr. Manola is a researcher in biological techniques for the treatment of cereals. He concentrates on systems for the dehumidification and extraction of basic molecular elements (organic active principles) which allow for zero environmental impact. Currently he collaborates with several well-known research institutes in analyzing nutritional applications in different geographical areas.

                Mr. Manola holds patents in the methodology of air separation, methodology of molecular division and the methodology of micronization in double tandem. Mr. Manola is the inventor and patent holder of the technology under license by DDS Technologies. Mr. Manola is a stockholder in DDS Technologies. Under the license agreement, DDS Technologies is entitled to nominate one director to the Board of Directors. Mr. Manola is DDS Technologies' nominee.

                Mr. Manola holds a Diploma of Abteilun engineer from St. Wales, and a Degree in milling technology, from Turin, Italy (Laurea in tecnica molitoria a Torino).

Dr. Jacques DeGroote

                Jacques DeGroote, aged 77, joined the Board of Directors in August 2002. Dr. DeGroote has acted as a private consultant offering financial and economic advice and representation in negotiations from 1994 to the present. Dr. DeGroote currently assists a number of companies in various capacities. From 1973 to 1994 Dr. DeGroote served as Executive Director of the International Monetary Fund. Dr. DeGroote also served as Executive Director of the World Bank (IBRD), the International Finance Corporation (IFC) and the International Development Association (IDA) from 1975 to 1991.

                During his tenure as joint Executive Director for the World Bank and International Monetary Fund, Dr. DeGroote's constituency included Belgium, Austria, Luxemburg, Turkey, Belarus, the Czech Republic, Hungary, Karskhstan, the Slovak Republic and Slovenia. As a member of the Executive Board of the IMF, Dr. DeGroote made special contributions to the preparation and negotiation of stabilization programs for Turkey, Hungary and Czechoslovakia, which aided the transition of these countries from command economies to capital driven economies. Dr. DeGroote was also instrumental in reforming the IMF's system of compensatory financing. As a member of the Executive Board of the World Bank he made special contributions to the acceptance of non-project related lending, specialty oriented projects, and the involvement of the World Bank in the Private Sector.

                From April 1971 to November 1973 Dr. DeGroote headed the Research Department of the National Bank of Belgium, with the rank of Deputy Director. From May 1969 to November 1973 he acted as Financial Counselor of the Belgium Delegation to the OECD in Paris. He headed several working groups, examining the first proposal for a multilateral agency guaranteeing private investments. From March 1966 to May 1969 Dr. DeGroote acted as Economic Advisor to the Republic of Zaire and Advisor to the Governor of the National Bank of Zaire. He was responsible for Zaire's economic rehabilitation, and for negotiations with the IMF, the World Bank and the U.S. government. The 1967 program resulted in the only period of growth of the Zairian economy since Independence (1968-1971), and is cited by the IMF and World Bank as one of the most successful stabilization efforts ever undertaken under their aegis. During this period Dr. DeGroote was also in charge of Zaire's negotiations for nationalizing and reactivating Gecamines (the former Union Miniere).

                From July 1965 to March 1966 Dr. DeGroote acted as Financial Counselor of the Belgium Delegation to the OECD in Paris. From May 1963 to July 1965 he acted as Advisor to the Foreign Department of the National Bank of Belgium, represented Belgium in the Ossala group which was formed to study the creation of a new reserve instrument and submitted the first proposals favoring a collective unit to be created by the IMF, which led to the SDR. From April 1960 to May 1963 he was Assistant to the Belgium Executive Director of the International Monetary Fund and World Bank in Washington. From January 1957 to April 1960, Dr. DeGroote served as Attachè at the National Bank of Belgium, where his responsibilities included negotiation of the payment agreements with the countries of Eastern Europe. During the first few months of 1960, he served as secretary of the committee preparing the Belgian-Zairian Economic Round Table. Dr. DeGroote is a stockholder in DDS Technologies, which holds a significant interest in DDS and, as a result, he will hold ownership in the Company following the Exchange Transaction.

                Dr. DeGroote's academic history includes, from July 1955 to January 1957, acting as Assistant at the University of Cambridge (United Kingdom) and Assistant at the University of Louvain. From 1963 to 1992 Dr. DeGroote held the position of Professeur Ordinaire in the Economics Department of the University of Namur (Belgium) where he taught courses on money and credit, monetary mechanisms and institutions, and current problems of international finance. From 1963 to 1973, Dr. DeGroote held the position of Professeur Extraordinaire at the University of Louvain. From 1957 to 1960 and from 1963 to 1965 he also acted as a Lecturer at the Catholic University of Lille where he taught courses on structural economics and the history of economic thought.

                Dr. DeGroote holds a D. Juris from University of Louvain, Belgium, an M.A. Economics from Cambridge University, United Kingdom a Licencie en Sciences Economiques from Louvain University, Belgium and a Licencie en Sciences Politiques et Administratives from Louvain University, Belgium.

                Dr. DeGroote is highly decorated and holds the Grand Officer of the Order of Leopold I (Belgium), Grand Officer of the Order of Orange-Nassau, (Luxembourg), Commander of the Order of Merit of Austria, Commander of the Order of Luxembourg, Red Star of the Hungarian People with Gold Palm, Officer of the Order of Zaire.

                Dr. DeGroote also contributes his time as Director of the Belgian-American Educational Foundation, founded in 1921, to sponsor exchanges between U.S. and Belgian universities, and from 1980 to 1989, as a member of the jury of the King Baudevin Foundation's biannual prize for important contributions to the struggle against poverty or underdevelopment.

Leo Paul Koulos

                Leo Paul Koulos, aged 70, joined the Board in October 2003. Prior to the sale of his company, Mr. Koulos was President and Chief Executive Officer of National Coupon Redemption Service, Inc., a national clearinghouse for manufacturers' cents-off coupons and, served as Chairman and Chief Executive Officer of Coupon Processing Associates, Inc., of Texas, and its Mexican affiliate, Enlace Vital, S.A. de. C.V. Mr. Koulos is currently Chairman of International Outsourcing Services, LLC, its successor company. Mr. Koulos received a Bachelor's degree from the University of San Francisco. Mr. Koulos serves on the Board of Directors of Zindart, Ltd., a leading, publicly traded, manufacturer of high-quality, die-cast and injection-molded products. He also sits on the Advisory Board of Chinavest, Inc., an investment banking firm.

                Previously, Mr. Koulos was a Board member of Synergex Corporation, a major national wholesaler of pharmaceuticals which was acquired by Bergen Brunswig and was a founding director of The Pacific Bank, N.A. in San Francisco, a publicly traded banking institution.

James R. von der Heydt

                James R. von der Heydt, aged 51, joined the Board of Directors in October 2003. From 2002 to present, Mr. von der Heydt has served as a president and founder of Inno-Ventures, LLC, a consulting firm dedicated to strategic planning and capital raising for life science start-ups. Prior to foundry of Inno-Ventures, LLC, Mr. von der Heydt held a number of senior executive positions with Ralston Purrance company including Executive Vice President, Global R & D and New Products (2001 - 2002), Executive Vice President, Business Development and Worldwide Innovation (1996 - 2001), and Executive Vice President, Pet Food Marketing and R & D (1994-1996). Mr. von der Heydt is Vice President, Humane Society of Missouri and is a member of the Board of Trustees of the St. Louis Zoo and the Center for Business Ethics at St. Louis University.

Dr. Marc Mallis, M.D.

                Dr. Mallis, aged 53, joined the Board of Directors in August 2002. Dr. Mallis is a principal with Retina Vitreous Associates of Florida Agia, Mallis and Pautler P.A. Inc., from 1980 to the present, where he is engaged in the practice of medicine with a specialty in ophthalmology.

                Dr. Mallis graduated from New York Medical College and attended the Ophthalmology Course of Stanford University School of Medicine. Dr. Mallis interned at Geisinger Medical Center, Department of Ophthalmology in Danville, Pennsylvania, performed his residency at New York Medical College, Department of Ophthalmology, Valhalla, New York, and received a Vitreo-Retinal fellowship at Ohio State University, Columbus, Ohio.

SECTION 16(a) REPORTING REQUIREMENTS

                Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during the fiscal year ended December 31, 2003, all filing requirements applicable to reporting persons were met, except that the directors failed to timely file reports with respect to option grants in October 2003.

Audit Committee

                The Company has an audit committee established by the Board of Directors. The committee consists of Leo Paul Koulos, Dr. Jacques DeGroote and Dr. Marc Mallis. Each of the members of the audit committee meets the independence and experience requirements of the applicable laws and regulations including the Sarbanes-Oxley Act. Our board of directors has determined that no members of the audit committee currently meet the definition of "audit committee financial expert", as defined under Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. Although we continue to search for a financial expert to serve on our audit committee, we have not found a suitable candidate to date in our geographic area. We believe that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

                The audit committee makes recommendations concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The audit committee met once during the fiscal year ended December 31, 2003 with all members present at each meeting. During the fiscal year ended December 31, 2003, we did not have a compensation committee, with the entire Board of Directors acting on compensation matters, nor a corporate governance committee. On March 20, 2004, the Board of Directors established a compensation committee and a separate corporate governance committee, both consisting of Leo Paul Koulos, James R. von der Heydt and Dr. Marc Mallis.

Code of Ethics

                The Company has adopted a Code of Ethics which applies to the Company's officers, directors and employees and is attached as an exhibit to this annual report.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
	Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under-lying Options (3) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Ben Marcovitch	2003	80,500
Former Chairman of the Board and President (1)	2002	7,000

Spencer L. Sterling President and Chief Financial Executive Officer (2)	2003	25,000		28,900		400,000

John Gundlach	2003	0
Former Chief Executive Officer and President (3)	2002	0

(1)

Mr. Marcovitch served as President since inception (July 2002) until October 30, 2003 and continued to serve as Chairman until April 1, 2004 when he resigned.  Mr. Marcovitch continues to serve as a Director.

(2)	Mr. Sterling has been serving as President and Chief Executive officer since October 30, 2003.
(3)	Mr. Gundlach served as President of Fishtheworld prior to the share exchange with the Company in April 2003.

Stock Option Plan

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

                In May and October 2003, the Company granted stock options to two executive employees. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for option granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the option granted in May 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant and an option expires in 10 years. For the option granted in October 2003, the exercise price of each option granted equaled the market price of the Company's stock on the date of grant and the options are fully vested three years from the date of grant.

                In October 2003, the Company also granted stock options to the members of its Board of Directors. Each member was issued as compensation for their services, a stock option to purchase 50,000 shares at an exercise price of $8.00 per share.

Employment Agreements

                On October 30, 2003 we entered into an employment agreement with Spencer Sterling as President and Chief Executive Officer. For his services, Mr. Sterling will be compensated with an initial annual base salary of $150,000. Mr. Sterling's salary will be increased $25,000 per year for every increase in our revenue of $50,000,000 per year, up to a maximum of $300,000 per year. Additionally, Sterling is eligible to receive an annual bonus at the discretion of the Board of Directors.

                Mr. Sterling will be permitted to participate in pension, profit sharing, bonus, life insurance, medical and other employee benefit programs offered by us. He is additionally granted pursuant to the Plan the option to purchase up to 400,000 shares of our common stock at an exercise price of $7.00 per share. Options accepted shall not be one hundred percent vested until three years from the date of grant. As Mr. Sterling is relocating from South Africa to the United States, we have afforded Mr. Sterling a one time allowance of $25,000 to assist him in the move. Upon his termination for "Good Reason" or other than "For Cause" under the agreement, Mr. Sterling will be paid a one lump sum severance payment equal to his basic compensation, including his salary, bonuses and benefits, for the greater of 18 months or until October 2008.

                In May 2003, we entered into an employment agreement with Kerin Franklin as our Chief Operating Officer. For her services, Ms. Franklin will be compensated with an annual base salary of $84,000 and is eligible to receive an annual bonus at the discretion of the Board of Directors. Ms. Franklin is also entitled to a commission, payable quarterly, equal to 5% of the prior quarter's net cash receipts attributable to business she secured.

                Ms. Franklin will be permitted to participate in pension, profit sharing, bonus, life insurance, medical and other employee benefit programs offered by us. She is additionally granted pursuant to the Plan, the option to purchase up to 600,000 shares of our common stock at an exercise price of $5.00 per share. Franklin will also be offered an office allowance for expenses. Upon her termination for "Good Reason" or other than "For Cause" under the agreement, Ms. Franklin will be paid a one lump sum severance payment equal to her basic compensation, including her salary, bonuses and benefits, for the greater of 18 months or until May 15, 2008.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)
Name (a)	Number of Securities Underlying Options Granted (=) (b)	Percent Of Total Options Granted to Employees In Fiscal Year (c)	Exercise Price (S/Sh) (d)	Expiration Date (e)
Ben Marcovitch Former Chairman of the Board and President (1)	50,000	4.8%	8.00
Spencer L. Sterling President and Chief Financial Executive Officer (2)	50,000 _________ 400,000	4.8% _________ 38.1%	8.00 ________ 7.00	10/31/2010 _________ 10/30/2000
John Gundlach Former Chief Executive Officer and President (3)	n/a	n/a	n/a	n/a

(1)

Mr. Marcovitch served as President since inception (July 2002) until October 30, 2003 and continued to serve as Chairman until April 1, 2004 when he resigned.  Mr. Marcovitch continues to serve as a Director.

(2)	Mr. Sterling has been serving as President and Chief Executive officer since October 30, 2003.
(3)	Mr. Gundlach served as President of Fishtheworld prior to the share exchange with the Company in April 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FINANCIAL YEAR-END OPTION VALUES
Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable (d)	Value of Unexercised In-The-Money Options At FY-End ($) Exercisable/Unexercisable (e)
Ben Marcovitch Former Chairman of the Board and President (1)	0	-	0 / 50,000	0 / 0
Spencer L. Sterling President and Chief Financial Executive Officer (2)	0	-	0 / 450,000	0 / 0
John Gundlach Former Chief Executive Officer and President (3)	n/a	n/a	n/a	n/a

(1)

Mr. Marcovitch served as President since inception (July 2002) until October 30, 2003 and continued to serve as Chairman until April 1, 2004 when he resigned.  Mr. Marcovitch continues to serve as a Director.

(2)	Mr. Sterling has been serving as President and Chief Executive officer since October 30, 2003.
(3)	Mr. Gundlach served as President of Fishtheworld prior to the share exchange with the Company in April 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Capital Stock

                The following table sets forth information regarding beneficial ownership of our capital stock as of March 22, 2004 for:

(i)	each person, or group of affiliated persons, known by us to own beneficially 5% or more of our capital stock;

(ii)	each of our directors;

(iii)	each of our named executive officers; and

(iv)	all directors and executive officers as a group;

                The percentage of beneficial ownership is based on 18,558,303 shares of our common stock outstanding as of March 22, 2004.

                Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 22, 2004 are considered to be beneficially owned by such person and (ii) shares of common stock which can be acquired upon the exercise of all outstanding warrants within 60 days of March 22, 2004 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned (1)
	Common Stock
Name	# of Shares	% of Total

Spencer L. Sterling (President, Chief Executive Officer and Director) c/o DDS Technologies USA, Inc. 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	0	0%

Joseph Fasciglione (Secretary, Treasurer and Chief Financial Officer) 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	100,000	*%

Kerin Franklin (Chief Operating Officer) c/o DDS Technologies USA, Inc. 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	550,000 (2)	3.0%

Ben Marcovitch (Director) c/o DDS Technologies USA, Inc. 150 East Palmetto Park Road, Suite 510 Boca Raton, FL 33432	800,000	4.3%

Umberto Manola (3) (Director) c/o DDS Technologies USA, Inc. 150 East Palmetto Park Road, Suite 510 Boca Raton, FL 33432	4,000,000	21.6%

Dr. Jacques DeGroote (Director) c/o DDS Technologies USA, Inc. 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	0	0%

Dr. Marc Mallis (4) (Director) 2975 Rolling Woods Drive Palm Harbor, FL 34683 and Mallis Limited Partnership (4) 2975 Rolling Woods Drive Palm Harbor, FL 34683	1,150,000	6.2%

James R. von der Heydt (Director) 8820 Ladue Road Ladue, MO 81324	0	0%

Leo Paul Koulos (Director) 601 California Street Suite 1150 San Francisco, CA 94108	0	0%

Mr. Mrs. Lee Rosen (5) 17405 Loch Lomond Way Boca Raton, FL. 33496	1,179,000	6.4%

Directors and Executive Officers as a Group	6,600,000	34.5%

* Less than 1% of the outstanding shares of common stock of the Company.

(1)        Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power.

(2)        Kerin Franklin holds options to purchase 600,000 shares of common stock of the Company at an exercise price of $5.00 per share, of which 550,000 options are exercisable within 60 days after March 22, 2004. None of such 550,000 options have been exercised as of March 22, 2004 and are subject to the public sale restrictions and requirements of Rule 701 under the Securities Act.

(3)        DDS Technologies Ltd. holds the patent for a Dry Disaggregation System technology which is licensed by the Company. Umberto Manola and Dr. Jacques DeGroote, who both serve on the Board of Directors of the Company, hold 60% and 2% of the outstanding shares of common stock of DDS Technologies Ltd. respectively.

(4)        Dr. Marc Mallis, MD is the General Partner of The Mallis Limited Partnership and serves on the Board of Directors of the Company. Shares held by The Mallis Limited Partnership are owned beneficially by Dr. Mallis.

(5)        Of these 1,179,000 shares of common stock of the Company, 604,000 shares are owned by Lee Rosen and 575,000 shares are owned of record by Julia Rosen. Lee Rosen is a founder of, and consultant to, the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2002, or subsequent thereto to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

                As described under "Business of the Company," we have a license agreement with HSF, of which Mr. Manola, one of our directors is a principal stockholder. Dr. Mallis has participated in a number of our private placement transactions. Lee Rosen, a founder of the Company, provides consulting services to the Company pursuant to a consulting agreement dated March 30, 2004 and expiring on June, 2010 with compensation of $15,000 per month. This replaces a consulting agreement dated October 1, 2002 whereby Mr. Rosen provided consulting services to the Company for compensation of $30,000 per month.

                On April 1, 2004, Ben Marcovitch, the former Chief Executive Officer and President of the Company, resigned as an employee of the Company and as Chairman, while remaining on its Board of Directors. Pursuant to the consulting agreement between Mr. Marcovitch and the Company of the same date, Mr. Marcovitch agrees to serve as consultant of commercial development opportunities and will be paid $15,000 per month.

Indebtedness Of Management

                No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company. However, in conjunction with the license agreement with DDS Technologies LTD., we loaned DDS Technologies Ltd. $235,000 which is now past due. We expect this loan will be offset against payments owed by us to DDS Technologies, Ltd. or HSF.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements Incorporated by Reference

                The Company's financial statements and the report of Weinberg & Company, P.A. which are set forth in the contents to the Consolidated Financial statements on pages F-1 through F-23 of this annual report are filed as a part of this annual report.

Page	Financial Statement or Report
F-3	Independent Auditors' Report

F-4	Consolidated Balance Sheet as of December 31, 2003

F-5

Consolidated Statements of Operations for the year ended December 31, 2003 and for the periods from July 17, 2002 (inception) through December 31, 2002, the two months ended December 31, 2002, July 17, 2002 (inception) through October 31, 2002 and July 17, 2002 (inception) through December 31, 2003

F-6-7	Consolidated Statement of Stockholders' Equity for the period from July 17, 2002 (inception) through December 31, 2003

F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2003 and for the periods from July 17, 2002 (inception) through December 31, 2002, the two months ended December 31, 2002, July 17, 2002 (inception) through October 31, 2002 and July 17, 2002 (inception) through December 31, 2003

F-9-23	Notes to Consolidated Financial Statements as of December 31, 2003

Exhibits

The exhibits, which are set forth in the Exhibit Index, are as follows:

Exhibit	Description

3.1	Articles of Incorporation of DDS Technologies USA, Inc.

3.2	By-laws of DDS Technologies USA, Inc.

10.1	Registration Rights Agreement by and among DDS Technologies USA, Inc. and certain shareholders (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed July 15, 2003).

10.2	Securities Exchange Agreement by and among Fishtheworld Holdings, Inc., a Florida corporation, and the shareholders of DDS Technologies USA, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Company's Schedule 13D filed April 14, 2003).

10.3	Agreement and Plan of Merger by and between Fishtheworld, Inc. and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on June 6, 2003).

10.4	Share Purchase Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2003).

10.5	Registration Rights Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust (incorporated by reference to Exhibit 10.2 tp the Company's Form 8-K filed on July 15, 2003).

10.6	Securities Purchase Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP, dated October 22, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 24, 2003).

10.7	Registration Rights Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 24, 2003).

10.8	Employment agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated October 31, 2003.

10.9	Employment agreement by and between DDS Technologies USA, Inc. and Kevin Franklin dated May 15, 2003.

10.10	Form of First Amended and Restated Consulting Services Agreement, by and between DDS Technologies USA, Inc., a Nevada corporation, and Lee Rosen.

10.11	Form of Consulting Services Agreement, by and among DDS Technologies USA, Inc., a Nevada corporation, and Ben Marcovitch.

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K in the Fourth Quarter of 2003

                On October 24, 2003, we filed a current report on Form 8-K to report our completion of a private placement pursuant to which we raised $5,426,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)            Audit Fees

                The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audits of our consolidated financial statements as of June 30, 2003 and December 31, 2003 and for the periods then ended, and reviews of our consolidated financials statements included in our Form 10-KSBs and 10-QSBs, or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were:

                2003:         $63,000 Weinberg & Company, P.A.

                2002:         $0.

                The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit and review of our consolidated financial statements and are not reported in the preceding paragraph that relate to reviews of the Company's SEC Registration Statements were:

                2003:         $27,500 Weinberg & Company, P.A.

                2002:         $0.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-3	INDEPENDENT AUDITORS' REPORT

PAGE	F-4	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE	F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIODS FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002, THE TWO MONTHS ENDED DECEMBER 31, 2002, JULY 17, 2002 (INCEPTION) THROUGH OCTOBER 31, 2002 AND JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003

PAGES	F-6, F-7	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003

PAGE	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIODS FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002, THE TWO MONTHS ENDED DECEMBER 31, 2002, JULY 17, 2002 (INCEPTION) THROUGH OCTOBER 31, 2002 AND JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003

PAGES	F-9 through F-23	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and shareholders of:
  DDS Technologies U.S.A., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of DDS Technologies U.S.A., Inc. (formerly Fishtheworld Holdings, Inc.) and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003, and for the periods from July 17, 2002 (inception) through December 31, 2002, the two months ended December 31, 2002, July 17, 2002 (inception) through October 31, 2002 and July 17, 2002 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DDS Technologies U.S.A., Inc. (formerly Fishtheworld Holdings, Inc.) and Subsidiary as of December 31, 2003, and the consolidated results of their operations, and their cash flows for the year ended December 31, 2003 and for the periods from July 17, 2002 (inception) through December 31, 2002, the two months ended December 31, 2002, July 17, 2002 (inception) through October 31, 2002 and July 17, 2002 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 3, 2004

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

ASSETS
December 31, 2003

CURRENT ASSETS
Cash	$1,174,281
Prepaid expenses	318,871
Total Current Assets	1,493,152

FIXED ASSETS, NET	24,277
LICENSE	4,700,000
DEPOSIT ON PURCHASE OF MACHINERY	4,000,976
OTHER ASSETS	7,977

TOTAL ASSETS	$10,226,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued payroll taxes	$15,616
Accrued professional fees	311,048
Accrued expenses	223,215
Total Current Liabilities	549,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 25,000,000 shares authorized, 18,538,303 shares issued and outstanding	1,853
Additional paid-in capital	16,347,381
Deferred consulting expense	(1,356,533)
Note receivable - related party	(235,000)
Interest receivable - related party	(3,074)
Deficit accumulated during development stage	(5,078,124)
Total Stockholders' Equity	9,676,503

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,226,382

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2003	For the Period From July 17, 2002 (Inception) Through December 31, 2002	For the Two Months Ended December 31, 2002	For the Period From July 17, 2002 (Inception) Through October 31, 2002	For the Period From July 17, 2002 (Inception) Through December 31, 2003

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	3,673,263	325,217	167,982	157,235	3,998,480
General and administrative	566,892	82,586	42,241	40,345	649,478
Salaries and related taxes	233,240	-	-	-	233,240
Merger costs	200,000	-	-	-	200,000
Total Expenses	4,673,395	407,803	210,223	197,580	5,081,198

INTEREST INCOME	3,074	-	-	-	3,074

NET LOSS	$(4,670,321)	$(407,803)	$(210,223)	$(197,580)	$(5,078,124)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.26)	$(0.03)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	17,640,864	12,062,493	14,277,091	10,799,965

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount

Common stock issued for cash at inception	10,767,255	$1,077	$957,328	$-	$-	-	-	-	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	-	-	-	-	-	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	-	-	-	-	-	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	-	-	-	-	-	500,000

Note receivable - related party in February 2003	-	-	-	-	-	(235,000)	-	-	(235,000)

Interest receivable - related party	-	-	-	-	-	-	(3,074)	-	(3,074)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	-	-	-	-	-	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	-	-	-	-	-	-

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	-	-	-	-	-

Collection of subscription receivable in July 2003	-	-	-	500,000	-	-	-	-	500,000

Warrants issued for consulting expense in April 2003	-	-	1,274,848	-	(1,274,848)	-	-	-	-

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	-	-	-	-	-	1,020,494

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2003

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount

Warrants issued with the sale of common stock in July and August 2003	-	-	563,056	-	-	-	-	-	563,056

Common stock issued for services in August and September 2003	175,000	17	1,298,233	-	(1,298,250)	-	-	-	-

Common stock issued for settlement	60,000	6	464,994	-	-	-	-	-	465,000

Cancellation of subscription receivable	(1,000,000)	(100)	(999,900)	1,000,000	-	-	-	-	-

Common stock issued for cash in October 2003 at $6.00 per share, net	904,334	90	2,896,206	-	-	-	-	-	2,896,296

Warrants issued with the sale of common stock in October 2003	-	-	1,962,114	-	-	-	-	-	1,962,114

Warrants issued for consulting expense in December 2003	-	-	29,761	-	(29,761)	-	-	-	-

Options issued for consulting services in August and November 2003	-	-	181,010	-	(181,010)	-	-	-	-

Amortization of deferred consulting expenses	-	-	-	-	1,427,336	-	-	-	1,427,336

Net loss:
July 17, 2002 (inception) through December 31, 2002	-	-	-	-	-	-	-	(407,803)	(407,803)
Year ended December 31, 2003	-	-	-	-	-	-	-	(4,670,321)	(4,670,321)

BALANCE, DECEMBER 31, 2003	18,538,303	$1,853	$16,347,381	$-	$(1,356,533)	$(235,000)	$(3,074)	$(5,078,124)	$(9,676,503)

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2003	For the Period From July 17, 2002 (Inception) Through December 31, 2002	For the Two Months Ended December 31, 2002	For the Period From July 17, 2002 (Inception) Through October 31, 2002	For the Period From July 17, 2002 (Inception) Through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,670,321)	$(407,803)	$(210,223)	$(197,580)	$(5,078,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,447	569	569	-	4,016
Amortization of deferred consulting expense	1,427,336	-	-	-	1,427,336
Common stock issued for services	465,000	-	-	-	465,000
Other non-cash expense	4,112	(4,112)	(4,112)	-	-
Changes in operating assets and liabilities:
Due from related party	-	-	6,000	(6,000)	-
Non-trade receivable	-	-	10,000	(10,000)	-
Prepaid expenses and other assets	(321,871)	(4,977)	(4,977)	-	(326,848)
Accrued expenses	549,879	-	(35,939)	35,939	549,879
Net Cash Used In Operating Activities	(2,542,418)	(416,323)	(238,682)	(177,641)	(2,958,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	(4,000,976)	-	-	-	(4,000,976)
Purchases of fixed assets	(11,317)	(16,976)	(16,976)	-	(28,293)
Acquisition of license	(200,000)	(500,000)	-	(500,000)	(700,000)
Note receivable and accrued interest -related party	(238,074)	-	-	-	(238,074)
Net Cash Used In Investing Activities	(4,450,367)	(516,976)	(16,976)	(500,000)	(4,967,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	8,041,961	1,058,404	281,692	776,712	9,100,365
Net Cash Provided By Financing Activities	8,041,961	1,058,404	281,692	776,712	9,100,365

NET INCREASE IN CASH	1,049,176	125,105	26,034	99,071	1,174,281

CASH - BEGINNING OF PERIOD	125,105	-	99,071	-	-

CASH - END OF PERIOD	$1,174,281	$125,105	$125,105	$99,071	$1,174,281

Common stock issued for license valued at $1.00 per share	$500,000	$3,500,000	$-	$3,500,000	$4,000,000

Warrants issued for deferred consulting services	$1,284,848	$-	$-	$-	1,284,848

Common stock issued for deferred consulting expenses	$1,308,250	$-	$-	$-	1,308,250

Options issued for deferred consulting services	$99,636	$-	$-	$-	99,636

Common stock issued to consultant to settle contract dispute	$60,000	$-	$-	$-	60,000

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 1     BACKGROUND AND BASIS OF PRESENTATION

DDS Technologies USA, Inc. (formerly Fishtheworld Holdings, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has been engaged in the process of obtaining the license rights and exclusive marketing rights for North America, Central America, the Caribbean (excluding Cuba), South America and Africa for a dry disaggregation system, which is a system that converts certain waste into value added products for further processing or resale.

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

Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. ("Fishtheworld") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. DDS Technologies USA, Inc. also paid a cash consideration of $200,000 to the shareholders of Fishtheworld, which has been accounted for as merger costs in the December 31, 2003 statement of operations. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of Fishtheworld. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld. DDS Technologies USA, Inc. adopted the December 31st year-end of Fishtheworld.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada. As a result of the reincorporation, the Company's par value for its preferred and common stock changed to $.0001 per share.

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, note receivable and accrued liabilities approximates their fair value because of their relatively short-term nature.

(C) Fixed Assets

Office and computer equipment are recorded at cost and are depreciated using the straight-line method over their estimated life of five years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

(D) License

The license is recorded at its acquisition cost as described in Note 5. Under the terms of the agreement, the license has a 20-year life, which expires in May 2022, and will be amortized over the expiration term when the Company commences operations which generate revenues.

(E) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

estimates and assumptions that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(F) Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

The Company's management believes there is no impairment of its long-lived assets as the estimate of future undiscounted cash flows exceeds the carrying amount of the assets.

(G) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

(H) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Stock-Based Compensation

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

(J) Recent Accounting Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for a proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after December 31, 2003 and all of its provisions should be applied prospectively.

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

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's consolidated financial position or results of operations.

(K) Concentrations

The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company's uninsured cash amounted to $1,174,075.

NOTE 3     NOTE RECEIVABLE - RELATED PARTY

In February 2003 the Company entered into a $235,000 short-term loan agreement with DDS Technologies LTD, a United Kingdom corporation. DDS Technologies LTD is an approximate 22% stockholder of the Company. The loan was for a maximum period of ninety days to be repaid with interest at a rate of 1.57% per annum. In the event that DDS Technologies LTD failed to repay the full amount due within 120 days, the Company had the right to demand issuance of shares of DDS Technologies LTD amounting to ten percent of their issued and outstanding shares. The Company has not demanded payment on the note nor have they demanded the issuance of shares of common stock of DDS Technologies LTD. Both parties have agreed to apply the amount due on the note to future purchases of equipment from DDS Technologies LTD. As DDS Technologies LTD is a significant stockholder of the Company, the note and interest receivable have been presented as a component of stockholders' equity in the accompanying consolidated balance sheet at December 31, 2003. During 2003, the note receivable, license agreement and common stock ownership in the Company was transferred from DDS Technologies LTD to High Speed Fragmentation BV ("HSF"), a private limited liability Netherland company.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 4     FIXED ASSETS

As of December 31, 2003 fixed assets consist of:

Computer equipment	$23,311
Office equipment	4,982
28,293
Less accumulated depreciation	(4,016)

Fixed Assets, Net	$24,277

Depreciation expense for the year ended December 31, 2003 and for the period from July 17, 2002 (inception) through December 31, 2002 amounted to $3,447 and $569, respectively.

NOTE 5     LICENSE

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

For the year ended December 31, 2003, the Company paid an additional $200,000 and issued an additional 500,000 shares of common stock valued at $1.00 per share to DDS Technologies LTD. for an extension of the license to include Africa, subject to certain exceptions. The 4,000,000 shares of common stock owned by DDS Technologies LTD represents approximately a 22% ownership in the Company. During 2003, DDS Technologies LTD transferred its rights and obligations relating to the note receivable, license agreement and common stock ownership to HSF (See Note 3).

In accordance with the agreement, the Company is required to pay the licensor: (1) 49% of the net profits derived from the sale of products embodying the technology, (2) 24% of the net profits derived from the licensing and rental of products embodying the technology, and (3) 49% of the net profits derived from the sale of materials that are produced by machines embodying the technology and subsequently sold for use in producing certain value added products. Additionally, the Company is required to pay 2% of the net profits derived in (1) through (3) above to a charity designated by the licensor.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 6     DEPOSIT ON PURCHASE OF MACHINERY

The Company is in the process of negotiating a Sale and Purchase Agreement with HSF to purchase a total of eleven disaggregation machines at a price for each machine of euros 700,000 (approximately $764,610 US Dollars) Pursuant to the draft agreement, the Company has advanced a non-refundable deposit of $4,000,976 towards the purchase, delivery and installation of the initial five units on order. The Company is not committed to purchase the remaining six machines. The balance of the units will be ordered based on future sales requirements. This agreement is expected to be finalized during the second quarter of 2004.

NOTE 7     RELATED PARTY TRANSACTIONS

For the year ended December 31, 2003 and for the period from July 17, 2002 (inception) through December 31, 2002 the Company incurred consulting expenses of $537,000 and $67,000, respectively from stockholders of the Company. Also see Notes 3, 5 and 6 for additional related party transactions.

NOTE 8     INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has start up costs and net operating loss carryforwards of approximately $5,000,000 to offset any future taxable income. Such carryforwards begin to expire in 2022. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

The deferred tax asset as of December 31, 2003, consisting primarily of the tax effect of net operating loss carryforwards amounted to approximately $1,700,000. The Company has provided a full valuation allowance on the deferred tax asset as of December 31, 2003 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

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

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

Each stock option agreement specifies when all or any installment of the option becomes exercisable.

In May and October 2003, the Company granted stock options to two executive employees. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for option granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the option granted in May 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant and an option expires in 10 years. For the option granted in October 2003, the exercise price of each option granted equaled the market price of the Company's stock on the date of grant and the options are fully vested three years from the date of grant.

In October 2003, the Company also granted stock options to the members of its Board of Directors. Each member was issued as compensation for their services, a stock option to purchase 50,000 shares at an exercise price of $8.00 per share.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

		For the Year Ended December 31, 2003

Net loss	As Reported	$4,670,321
	Pro Forma	$5,776,232

Net loss per common	As Reported	$(.26)
share - basic and diluted	Pro Forma	$(.33)

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

A summary of the status of the Company's option plans as of December 31, 2003 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at inception	-	$-
Granted	1,350,000	$6.37
Forfeited	-	$-
Outstanding at December 31, 2003	1,350,000	$6.37

Options exercisable at December 31, 2003	450,000

Weighted average fair value of options granted to employees during the year	$3.20

The following table summarizes information about the stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$5.00	600,000	9.33	$5.00	450,000	$5.00
$7.00	400,000	3.83	$7.00	-	$7.00
$8.00	350,000	9.83	$8.00	-	$8.00

NOTE 10     SALES OF COMMON STOCK AND INVESTMENT BANKING AGREEMENT

(A)

On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued to the consulting company a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount is being amortized over the life of the agreement resulting in consulting expense of $849,899 for the year ended December 31, 2003. The remaining unamortized balance of $424,949 is presented in the accompanying condensed consolidated balance sheet as a contra to equity which is included in deferred consulting expense.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

The agreement also provides that when the consulting company serves as a placement agent for the issuance and sale of securities, the Company will pay 10% of the money raised and also issue warrants to purchase common stock equal to 5% of the number of shares of common stock sold. The exercise price of the warrants will be the same price that the investors purchased the common stock for. In connection with the stock sold in the year ended December 31, 2003, the Company paid a $743,550 in commissions to the consulting company and issued stock purchase warrants in July and October of 2003 exercisable for three years to acquire 25,000 and 36,000 shares, respectively of the Company's common stock at an exercise price of $7.00 and $8.00 per share, respectively. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $56,002 and $142,585, respectively. The value of the warrants is included in additional paid-in capital.
(B)

In April and June 2003, the Company signed various subscription agreements for the sale of 1,500,000 shares of common stock at $1.00 per share aggregating $1,500,000. On July 23, 2003, the Company collected $500,000 in connection with the subscriptions receivable. In October 2003, the Company cancelled the remaining subscription agreement due to non-payment and is subsequently cancelled the related shares.

(C)

In July and August 2003, the Company entered into stock purchase agreements with several accredited investors for additional equity capital. The Company raised a total of $1,759,500 ($1,583,550 net of commissions). The agreements provide for the purchase of the Company's common stock at $3.50 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of 3 years at an exercise price of $7.00 per share. The total shares issued were 502,714 and warrants for another 251,357 shares. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $563,056. The net proceeds of $1,583,550 were allocated between the fair value of the warrants issued with the common stock ($563,056) and the common stock ($1,020,494). The Company granted registration rights to the investors and incurred penalties for late registration (See Note 12(B)).

(D)

On October 17, 2003 the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 904,334 shares and raised a total of $5,426,004 ($4,858,410 net of commissions). The agreement provides for the purchase of Company shares at $6.00 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of three years at a strike price of $8.00 per share. The total shares issued were 904,334 and warrants for another 452,167 shares. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $1,962,114. The net proceeds of $4,858,410 were allocated between the fair value of the warrants issued with the common stock ($1,962,114) and the common stock ($2,896,206).

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 11     CONSULTING AND MARKETING AGEEMENTS

On August 14, 2003 the Company entered into a one-year agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company is paying monthly cash consideration of $5,000. In addition, the Company will issue 10,000 shares of restricted common stock per quarter. The first 10,000 shares were issued upon signing the agreement and 10,000 shares are due to be issued at December 31, 2003. Based on the closing market price of the Company's common stock on the contractual dates of the agreement, $126,564 was expensed to consulting fees for the year ended December 31, 2003 and $74,500 is included in accrued professional fees at December 31, 2003 for the shares due. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring 3 years from the date of grant. The Company issued 35,000 stock options for the quarter ended September 30, 2003 and 35,000 options for the quarter ended December 31, 2003. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 77%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of $181,010. The amount is being amortized over the life of the agreement resulting in consulting expense of $122,823 for the year ended December 31, 2003. The remaining unamortized balance of $58,187 is presented in the consolidated balance sheet as deferred consulting expense.

On August 15, 2003 the Company entered into a six-month agreement with an investment consulting company. As part of the agreement, this consulting company will disseminate information about the Company to its investors, brokerage firms and others in the financial community. As compensation for these services, the Company paid cash consideration of $10,000 upon signing and will pay $5,000 per month thereafter. In addition the Company has issued 15,000 restricted shares of the Company's common stock. Based on the closing market price of the Company's common stock on date of agreement, the Company has recognized $57,931 in consulting fee expense for the year ended December 31, 2003, and has deferred $19,320 of expenses.

On September 12, 2003 the Company entered into a one-year agreement with a financial consulting firm. As part of the agreement, the consulting firm will provide analytical review of the Company's financial information and will assist the Company as its financial advisor and investment banker. As compensation for these services, the Company has issued 100,000 restricted shares of common stock. Based on the closing market price of the Company's common stock on the date of the agreement, the Company has recognized $225,725 in

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

consulting fee expense for the year ended December 31, 2003 and has deferred $548,275 of expenses.

On September 19, 2003 the Company entered into a one-year agreement with an individual. As part of the agreement, the individual will provide a list of names of potential investors as well as provide other services for the Company. As compensation for these services the Company has issued 50,000 shares of restricted common stock. Based on the closing market price of the Company's common stock on the date of the agreement, the Company has recognized $115,174 in consulting fee expense for the year ended December 31, 2003, and has deferred $279,826 of expenses.

On December 8, 2003 the Company entered into an eight-month agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company is paying monthly cash consideration of $5,000. In addition, the Company is contractually committed to issue warrants for the purchase of 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable until December 7, 2005. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $29,761. The amount is amortized over the life of the agreement resulting in consulting expense of $3,720 for the year ended December 31, 2003. The remaining unamortized balance of $26,041 is presented in the consolidated balance sheet included in deferred consulting expense. As of February 3, 2004, the warrants have not been issued. In February 2004, the Company also will issue warrants for the purchase of an additional 50,000 shares at an exercise price of $9.00, exercisable until February 8, 2006.

NOTE 12     COMMITMENT AND CONTINGENCIES

(A) Lease Commitment

The Company leases its office space under a non-cancelable operating lease agreement for a five-year term ending in December 2007. Minimum future lease payments for the next four years are as follows:

Years Ending December 31.

2004	$54,180
2005	55,788
2006	57,408
2007	14,760

$182,136

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

Rent expense for the year ended December 31, 2003 and for the period from July 17, 2002 (inception) through December 31, 2002 amounted to $44,027 and $0, respectively.

(B) Contingencies

The Company granted registration rights to certain investors in the July 2, 2003 private placement of securities (See Note 10(C)). Under those rights, if the Company did not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003. The registration statement was filed on November 12, 2003. The Company has accrued $37,611 of penalties for the year ended December 31, 2003, which are included in accrued expenses at December 31, 2003.

(C) Litigation

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

The Company has received a potential claim from two shareholders alleging that the Company failed to register their shares for resale in the Company's last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003.  In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc.  Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims.  There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company.  The Company does not believe a provision is necessary at December 31, 2003 for this matter.

NOTE 13     SETTLEMENT AGREEMENT

In October 2003, the Company settled a contract dispute with a consultant by issuing 60,000 shares of common stock. The settlement value was $465,000 and was determined based on the closing price of the Company's common stock on the settlement date. The amount is included in professional fees in the accompanying consolidated statements of operations for the year ended December 31, 2003.

NOTE 14     OTHER AGREEMENTS

On August 1, 2003, the Company entered into a Pre-Formation agreement with an Iowa ethanol producer. Under the terms of this agreement, a limited liability company will be formed to work together to convert corn stover and other waste materials into intermediate products for further processing into ethanol for resale. The Company will install one of its dry disaggregation technology units in the ethanol producer's facility in Iowa.

On September 12, 2003, the Company entered into a one-year Letter of Intent with a Florida Cooperative of citrus growers. Under the terms of this letter, the cooperative will lease space

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

in its facility without charge and the Company will install one of its dry disaggregation technology units for the processing of citrus pomace into feed by-products.

NOTE 15     SUBSEQUENT EVENT

On January 9, 2004, the Company entered into a Memorandum of Understanding ("MOU") with a large Colombian sugar producer. Under the terms of the MOU, a joint venture pilot program will be developed in which the Company will provide and install one of its dry disaggregation technology unit for the production on ethanol in the sugar producer's facility in Colombia.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DDS TECHNOLOGIES USA, INC.

By:	/s/ SPENCER L. STERLING
Spencer L. Sterling President, Chief Executive Officer and Director

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ SPENCER L. STERLING	President, Chief Executive	April 14, 2004
Spencer L. Sterling	Officer, Director

/s/ JOSEPH FASCIGLIONE	Chief Financial Officer,	April 14, 2004
Joseph Fasciglione

/s/ BEN MARCOVITCH	Director	April 14, 2004
Ben Marcovitch

/s/ UMBERTO MANOLA	Director	April 14, 2004
Umberto Manola

/s/ LEO PAUL KOULOS	Director	April 14, 2004
Leo Paul Koulos

/s/ JAMES R. VON DER HEYDT	Director	April 14, 2004
James R. von der Heydt

/s/ DR. MARC MALLIS, M.D.	Director	April 14, 2004
Dr. Marc Mallis, M.D.

EXHIBIT INDEX

Exhibit	Description

3.1 *	Articles of Incorporation of DDS Technologies USA, Inc.

3.2 *	By-laws of DDS Technologies USA, Inc.

10.1 *	Registration Rights Agreement by and among DDS Technologies USA, Inc. and certain shareholders (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed July 15, 2003).

10.2 *	Securities Exchange Agreement by and among Fishtheworld Holdings, Inc., a Florida corporation, and the shareholders of DDS Technologies USA, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Company's Schedule 13D filed April 14, 2003).

10.3 *	Agreement and Plan of Merger by and between Fishtheworld, Inc. and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on June 6, 2003).

10.4 *	Share Purchase Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2003).

10.5 *	Registration Rights Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust (incorporated by reference to Exhibit 10.2 tp the Company's Form 8-K filed on July 15, 2003).

10.6 *	Securities Purchase Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP, dated October 22, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 24, 2003).

10.7 *	Registration Rights Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 24, 2003).

10.8 *	Employment agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated October 31, 2003.

10.9 *	Employment agreement by and between DDS Technologies USA, Inc. and Kevin Franklin dated May 15, 2003.

10.10	Form of First Amended and Restated Consulting Services Agreement, by and between DDS Technologies USA, Inc., a Nevada corporation, and Lee Rosen.

10.11	Form of Consulting Services Agreement, by and among DDS Technologies USA, Inc., a Nevada corporation, and Ben Marcovitch.

14.1	Code of Ethics.

21.1 *	Subsidiaries of the Company.

31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                * Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-110409).