Form 10QSB
period 2004-05-14
DDS TECHNOLOGIES USA INC
filed 2004-05-14
CIK 1099217

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2004

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

(561) 750-4450
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x]   No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 18,735,103 shares of common stock outstanding, $0.0001 par value per share.

PART 1 - FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003.

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004 (UNAUDITED).

PAGES	4 - 5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004 (UNAUDITED).

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004 (UNAUDITED).

PAGES	7 - 15	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004 (UNAUDITED).

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash	$444,539	$1,174,281
Prepaid expenses	268,216	318,871
Total Current Assets	712,755	1,493,152

FIXED ASSETS, NET	22,862	24,277
LICENSE	4,700,000	4,700,000
DEPOSIT ON PURCHASE OF MACHINERY	4,000,976	4,000,976
OTHER ASSETS	7,977	7,977

TOTAL ASSETS	$9,444,570	$10,226,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued payroll taxes	$11,010	$15,616
Accrued professional fees	212,500	311,048
Accrued expenses	128,304	223,215
Total Current Liabilities	351,814	549,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.0001 par value, 25,000,000 shares authorized, 18,735,103 and 18,715,103 shares issued and outstanding, respectively	1,873	1,871
Additional paid-in capital	16,464,861	16,347,363
Deferred consulting expense	(3,074)	(1,356,533)
Note receivable - related party	(3,074)	(235,000)
Interest receivable - related party	(3,07)	(3,074)
Deficit accumulated during development stage	(6,456,571)	(5,078,124)
Total Stockholders' Equity	9,092,756	9,676,503

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,444,570	$10,226,382

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003		For the Period From July 17, 2002 (Inception) Through March 31, 2004

REVENUES	$-		$-	$-

EXPENSES
Professional fees	985,980		166,696	4,984,460
General and administrative	224,398		78,018	873,876
Salaries and related taxes	168,991		25,839	402,231
Merger costs	-		100,000	200,000
Total Expenses	1,379,369		370,553	6,460,567

INTEREST INCOME	922		-	3,996

NET LOSS	$(1,378,447)	$	(370,553)	$(6,456,571)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)		$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	18,725,433		15,214,477

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)

							Interest
			Additional		Deferred	Note	Receivable
	Common Stock		Paid-in	Subscriptions	Consulting	Receivable	Related	Accumulated
	Shares	Amount	Capital	Receivable	Expense	Related Party	Party	Deficit	Total

Common stock issued for cash at inception	10,944,055	$1,094	$957,311	$-	$-	-	-	-	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	-	-	-	-	-	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	-	-	-	-	-	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	-	-	-	-	-	500,000

Note receivable - related party in February 2003	-	-	-	-	-	(235,000)	-	-	(235,000)

Interest receivable - related party	-	-	-	-	-	-	(3,074)	-	(3,074)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	-	-	-	-	-	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	-	-	-	-	-	-

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	-	-	-	-	-

Collection of subscription receivable in July 2003	-	-	-	500,000	-	-	-	-	500,000

Warrants issued for consulting expense in April 2003	-	-	1,274,848	-	(1,274,848)	-	-	-	-

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	-	-	-	-	-	1,020,494

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)

							Interest
			Additional		Deferred	Note	Receivable
	Common Stock		Paid-in	Subscriptions	Consulting	Receivable	Related	Accumulated
	Shares	Amount	Capital	Receivable	Expense	Related Party	Party	Deficit	Total

Warrants issued with the sale of common stock in July and August 2003	-	-	563,056	-	-	-	-	-	563,056

Common stock issued for services in August and September 2003	175,000	8	1,298,232	-	(1,298,250)	-	-	-	-

Common stock issued for settlement	60,000	6	464,994	-	-	-	-	-	465,000

Cancellation of subscription receivable	(1,000,000)	(100)	(999,900)	1,000,000	-	-	-	-	-

Common stock issued for cash in October 2003 at $6.00 per share, net	904,334	90	2,896,206	-	-	-	-	-	2,896,296

Warrants issued with the sale of common stock in October 2003	-	-	1,962,114	-	-	-	-	-	1,962,114

Warrants issued for consulting expense in December 2003	-	-	29,761	-	(29,761)	-	-	-	-

Options issued for consulting services in August and November 2003	-	-	181,010	-	(181,010)	-	-	-	-

Amortization of deferred consulting expenses	-	-	-	-	1,427,336	-	-	-	1,427,336

Net Loss:

July 17, 2002 (Inception) through December 31, 2002	-	-	-	-	-	-	-	(407,803)	(407,803)

Year ended December 31, 2003	-	-	-	-	-	-	-	(4,670,321)	(4,670,321)

Balance December 31, 2003	18,715,103	1,871	16,347,363	-	(1,356,533)	(235,000)	(3,074)	(5,078,124)	9,676,503

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2004
(UNAUDITED)

							Interest
			Additional		Deferred	Note	Receivable
	Common Stock		Paid-in	Subscriptions	Consulting	Receivable	Related	Accumulated
	Shares	Amount	Capital	Receivable	Expense	Related Party	Party	Deficit	Total

Common stock issued for services in February 2004	20,000	2	117,498	-	(117,500)	-	-	-	-

Interest receivable related party	-	-	-	-	-	-	(922)	-	(922)

Amortization of deferred consulting expenses	-	-	-	-	795,622-	-	-	-	795,622

Net loss for the three months ended March 31, 2004	-	-	-	-	-	-	-	(1,378,447)	(1,378,447)

Balance March 31, 2004	18,735,103	$1,873	$16,464,861	$-	$(678,411)	$(235,000)	$(3,996)	$(6,456,571)	$(9,092,756)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three	For the Period From July 17, 2002
	March 31,	Months Ended	(Inception) Through
	2004	March 31, 2004	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,378,447)	$(370,553)	$(6,456,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,416	571	5,431
Amortization of deferred consulting expense	795,622	-	2,222,958
Common stock issued for services	-	-	465,000
Other non-cash expenses	-	16,665	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	50,655	-	(276,193)
Accrued expenses	(198,064)	5,231	351,815
Net Cash Used In Operating Activities	(728,818)	(348,086)	(3,687,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	-	-	(4,000,976)
Purchases of fixed assets	-	(16,975)	(28,293)
Acquisition of license	-	(200,000)	(700,000)
Note receivable and accrued interest -related party	(924)	(235,000)	(238,996)
Net Cash Used In Investing Activities	(924)	(451,975)	(4,968,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	-	850,000	9,100,364
Net Cash Provided By Financing Activities	-	850,000	9,100,364

NET (DECREASE) INCREASE IN CASH	(729,742)	49,939	444,539

CASH - BEGINNING OF PERIOD	1,174,281	125,105	-

CASH - END OF PERIOD	$444,539	$175,044	$444,539

Common stock issued for license valued at $1.00 per share	$-	$500,000	$4,000,000

Warrants issued for deferred consulting services	$-	$-	$1,284,848

Common stock issued for deferred consulting expenses	$117,500	$-	$1,425,750

Options issued for deferred consulting services	$-	$-	$99,636

Common stock issued to consultant to settle contract dispute	$-	$-	$60,000

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
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
AS OF MARCH 31, 2004
(UNAUDITED)

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

(B) License

The license is recorded at its acquisition cost. Under the terms of the agreement, the license has a 20-year life, which expires in May 2022, and will be amortized over the expiration term when the Company commences operations which generate revenues.

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

DDDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

(E) Concentrations

The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2004, the Company's uninsured cash amounted to $355,078.

(F) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, and for the period from July 17, 2002 (inception) through March 31, 2004, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 3

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2004 and 2003, and for the period from July 17, 2002 (inception) through December 31, 2002 the Company incurred consulting expenses of $127,500, $129,200 and $67,000, respectively from stockholders of the Company.

In connection with the consulting services aforementioned, in March 2004, the Company entered into a consulting agreement with one of the stockholders. Pursuant to the terms of this agreement, the Company will pay him a monthly fee of $15,000 for a period of seven years.

In April 2004, the Company entered into another consulting agreement with one of the aforementioned stockholders. (See Note 8).

NOTE 4

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
AS OF MARCH 31, 2004
(UNAUDITED)

that may be issued under the Plan or exercise of options must not exceed three million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable.

In May and October 2003, the Company granted stock options to two executive employees. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for option granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the options granted in May 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant and, expire in 10 years, and were fully vested at December 31, 2003. For the option granted in October 2003, the exercise price of each option granted equaled the market price of the Company's stock on the date of grant and the options are fully vested three years from the date of grant.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

		For the three months ended March 31, 2004

Net loss	As Reported	$1,378,447
	Pro Forma	$1,378,447

Net loss per common	As Reported	$(0.07)
share - basic and diluted	Pro Forma	$(0.07)

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

A summary of the status of the Company's option plans as of March 31, 2004 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,350,000	$6.37
Granted	-	$-
Forfeited	-	$-
Outstanding at March 31, 2004	1,350,000	$6.37

Options exercisable at March 31, 2004	450,000

Weighted average fair value of options granted to employees during the period from July 17,2002 (inception) through March 31, 2004	$3.20

The following table summarizes information about the stock options outstanding at March 31, 2004:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2004	Weighted Average Exercise Price

$5.00	600,000	9.08	$5.00	450,000	$5.00
$7.00	400,000	3.68	$7.00	-	$7.00
$8.00	350,000	9.68	$8.00	-	$8.00

NOTE 5

INVESTMENT BANKING AGREEMENT

On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued to the consulting company a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount is being amortized over the life of the agreement resulting in consulting expense of $318,712 and $1,168,611 for the three months ended March 31, 2004, and the period from July 17, 2002 (inception) through March 31, 2004, respectively. The remaining unamortized balance of $106,237

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)
is presented in the accompanying condensed consolidated balance sheet as deferred consulting expense.

NOTE 6

CONSULTING AND MARKETING AGREEMENTS

On August 14, 2003, the Company entered into a one-year agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company is paying monthly cash consideration of $5,000. In addition, the Company will issue 10,000 shares of restricted common stock per quarter. The obligation for the first 10,000 shares was included in accrued expenses at December 31, 2003 and the shares were subsequently issued in February 2004. Another 10,000 shares of common stock were also issued in February 2004.  Based on the closing market price of the Company's common stock on the contractual dates of the agreement, $21,500 and $148,064 were expensed to consulting fees for the three months ended March 31, 2004 and the period from July 17, 2002 (inception) through March 31, 2004, respectively. The remaining unauthorized balance of $21,500 is presented in the condensed consolidated balance sheet included in deferred consulting expenses. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring 3 years from the date of grant. The Company issued 75,000 stock options thus far under the agreement. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 77%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of $181,010. The amount was amortized over the life of the agreement resulting in consulting expense of $58,187 and $181,010 for the three months ended in March 31, 2004 and the period from July 17, 2002 (inception) through March 31, 2004, respectively.

On August 15, 2003 the Company entered into a six-month agreement with an investment consulting company. As part of the agreement, this consulting company will disseminate information about the Company to its investors, brokerage firms and others in the financial community. As compensation for these services, the Company paid cash consideration of $10,000 upon signing pays $5,000 per month thereafter. In addition, during 2003, the Company issued 15,000 restricted shares of the Company's common stock. In connection with this agreement, the Company recognized $19,320 and $77,251 in consulting fee expense for the three months ended March 31, 2004 and the period from July 17, 2002 (inception) through March 31 2004, respectively.

On September 12, 2003 the Company entered into a one-year agreement with a financial consulting firm. As part of the agreement, the consulting firm will provide analytical review of the Company's financial information and will assist the Company as its financial advisor and investment banker. As compensation for these services, in 2003 the Company issued

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

100,000 restricted shares of common stock. In connection with this agreement, the Company recognized $193,500 and $419,225 in consulting fee expense for the three months ended March 31 2004 and the period from July 17, 2002 (inception) through March 31 2004, respectively, and has deferred $354,750 of expenses.

On September 19, 2003 the Company entered into a one-year agreement with an individual. As part of the agreement, the individual will provide a list of names of potential investors as well as provide other services for the Company. As compensation for these services, in 2003 the Company issued 50,000 shares of restricted common stock. In connection with this agreement, the Company recognized $98,750 and $213,924 in consulting fee expense for the three months ended March 31, 2004 and the period from July 17, 2002 (inception) through March 31, 2004, respectively, and has deferred $181,076 of expenses.

On December 8, 2003 the Company entered into an eight-month agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company pays monthly cash consideration of $5,000. In addition, the Company issued warrants for the purchase of 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable until December 7, 2005. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $29,761. The amount is amortized over the life of the agreement resulting in consulting expense of $11,160 and $14,880 for the three months ended March 31, 2004 and the period from July 17, 2002 (inception) through March 31, 2004, respectively. The remaining unamortized balance of $14,881 is presented in the condensed consolidated balance sheet included as deferred consulting expense. The Company terminated this agreement in February 2004.

NOTE 7

COMMITMENT AND CONTINGENCIES

(A) Contingencies

The Company granted registration rights to certain investors in the July 2, 2003 private placement of securities. Under those rights, if the Company did not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003. The registration statement was filed on November 12, 2003. The Company has accrued $37,611 of penalties which are included in accrued expenses at March 31, 2004.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

(B) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed a Motion to Dismiss the plaintiff's complaint, which has not yet been set for hearing. The plaintiff seeks damages totaling $175,584 plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material effect on the Company's condensed financial position or results of operations.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company's last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at March 31, 2004 for this matter.

(C) Other Agreements

On August 1, 2003, the Company entered into a Pre-Formation agreement with an Iowa ethanol producer. Under the terms of this agreement, a limited liability company will be formed to work together to convert corn stover and other waste materials into intermediate products for further processing into ethanol for resale. Under the agreement, each plant will be owned by a limited liability company which will be separately capitalized with an intended 50% ownership interest for each of the Company and the Iowa ethanol producer.  The dry disaggregation machine will be leased to the limited liability company plus a royalty to be determined with the Company receiving a greater royalty on products made from non-fermentable sugars that can only be processed using the Company's technologies.  The Company will install one of its dry disaggregation technology units in the ethanol producer's facility in Iowa.  The unit has been shipped to the United States and is currently awaiting clearance through customs in transit to Iowa to be installed.

On September 12, 2003, the Company entered into a one-year Letter of Intent with a Florida Cooperative of citrus growers. Under the terms of this letter, the cooperative will lease space in its facility without charge and the Company will install one of its dry disaggregation technology units for the processing of citrus pomace into feed by-products. On January 9, 2004, the Company entered into a Memorandum of Understanding ("MOU") with a large Colombian sugar producer. Under the terms of the MOU, a joint venture pilot program will be developed in which the Company will provide and install one of its dry disaggregation technology unit for the production on ethanol in the sugar producer's facility in Colombia.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2004
(UNAUDITED)

NOTE 8

SUBSEQUENT EVENTS

In April 2004, the Company entered into a consulting services agreement with a stockholder and former president of the Company. Pursuant to the terms of the agreement, the Company will pay him a monthly fee of $15,000 for a period of three years.

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

Results of Operations

From July 17, 2002 (inception) through March 31, 2004 we have incurred an accumulated deficit of $6,456,571. To date, we have yet to achieve revenues. During the three months ended March 31, 2004 and 2003 we incurred operating expenses of $1,379,369 and $364,722 respectively. There were several reasons for the increase in operating expenses. Beginning in the second quarter of 2003 the company entered into various agreements for services where common stock and warrants were issued for payment. These transactions resulted in a charge to expenses of approximately $721,000 for the current quarter. Other expenses increased due to increase in staffing and increases in General and Administrative, Legal and travel related expenses. We anticipate that losses from operations will continue for the remainder of the year primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client.

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

Liquidity and Capital Resources

We have funded our losses to date and license acquisitions through the private placements of our common stock and financing from accredited investors. We believe that we can continue to do so until we achieve positive cash flow from operations. We believe that the company's sources of cash is adequate for the next twelve months of operations. We have negotiated with our European Licensor, HSF, and have received a verbal commitment, for the return of one million dollars to us from the four million dollars in payments that we paid towards the purchase of machines.  We are also negotiating for a significant reduction in the cost of each machine.  Additionally, we are exploring other financing alternatives.  While we believe that we can continue to raise capital, there can be no assurance of this. Our cash balance at March 31, 2004 is $444,539.

ITEM 1.	LEGAL PROCEEDINGS

The Company has been included as a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction.  The Company has filed a Motion to Dismiss the plaintiff's complaint.  The Company believes that the suit is without merit and is vigorously defending its position.  The Company further believes that this suit will not have a materials effect on its financial position or results of operations.

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

ITEM 2.	CHANGES IN SECURITIES

During the first quarter of 2004, we issued 20,000 shares for services. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended.

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

Date: May 14, 2003	/s/ Spencer Sterling
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