Form 10QSB
period 2004-06-30
DDS TECHNOLOGIES USA INC
filed 2004-08-13
CIK 1099217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File No. 000-30498

DDS Technologies USA, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	13-4253546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Palmetto Park Road
Suite 510
Boca Raton, Florida 33432
(Address of Principal Executive Offices)

(561) 750-4450
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2004: 19,235,542 shares of common stock outstanding, $0.0001 par value per share.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004 (UNAUDITED).

PAGES	3 - 5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004 (UNAUDITED).

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004 (UNAUDITED).

PAGES	7 - 17	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED).

PAGES	18 - 19	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	20	CONTROLS AND PROCEDURES

PAGE	20	PART II OTHER INFORMATION

PAGE	22	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2004 (Unaudited)	December 31, 2003

CURRENT ASSETS
Cash	$1,236,070	$1,174,281
Prepaid expenses	153,686	318,871

Total Current Assets	1,389,756	1,493,152
FIXED ASSETS, NET	854,735	24,277
LICENSE	4,700,000	4,700,000
DEPOSIT ON PURCHASE OF MACHINERY	3,199,185	4,000,976
OTHER ASSETS	7,977	7,977

TOTAL ASSETS	$10,151,653	$10,226,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued payroll taxes	$--	$15,616
Accrued professional fees	362,500	311,048
Accrued expenses	44,110	223,215

Total Current Liabilities	406,610	549,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued
and outstanding	--	--
Common stock, $.0001 par value, 25,000,000 shares authorized, 19,235,542 and
18,715,103 shares issued and outstanding, respectively	1,923	1,871
Additional paid-in capital	18,171,587	16,347,363
Deferred consulting expense	(411,855)	(1,356,533)
Note receivable – related party	(235,000)	(235,000)
Interest receivable – related party	(4,918)	(3,074)
Deficit accumulated during development stage	(7,776,694)	(5,078,124)

Total Stockholders' Equity	9,745,043	9,676,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,151,653	$10,226,382

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	For the Period From July 17, 2002 (Inception) Through June 30, 2004

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	969,856	1,074,838	1,955,836	1,241,534	5,954,316
General and administrative	209,862	77,059	434,260	155,077	1,083,738
Salaries and related taxes	141,928	44,593	310,919	70,432	544,159
Merger costs		100,000		200,000	200,000

Total Expenses	1,321,646	1,296,490	2,701,015	1,667,043	7,782,213

INTEREST INCOME	1,523	1,230	2,445	1,230	5,519

NET LOSS	$(1,320,123)	$(1,295,260)	$(2,698,570)	$(1,665,813)	$(7,776,694)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.08)	$(0.14)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	18,920,153	16,240,145	18,822,255	15,981,526

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount

Common stock issued for cash at inception	10,767,255	$1,077	$957,328	$-	$-	-	-	-	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	-	-	-	-	-	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	-	-	-	-	-	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	-	-	-	-	-	500,000

Note receivable – related party in February 2003	-	-	-	-	-	(235,000)	-	-	(235,000)

Interest receivable – related party	-	-	-	-	-	-	(3,074)	-	(3,074)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	-	-	-	-	-	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	-	-	-	-	-	-

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	-	-	-	-	-	100,000

Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	-	-	-	-	-

Collection of subscription receivable in July 2003	-	-	-	500,000	-	-	-	-	500,000

Warrants issued for consulting expense in April 2003	-	-	1,274,848	-	(1,274,848)	-	-	-	-

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	-	-	-	-	-	1,020,494

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004
(UNAUDITED)

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

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2004
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount

Common stock issued for services in February 2004 at $5.88 per share	20,000	2	117,498	-	(117,500)	-	-	-	-

Warrants issued for consulting expense in February 2004	-	-	42,454	-	(42,454)	-	-	-	-

Warrants issued for consulting expense in April 2004	-	-	170,052	-	(170,052)	-	-	-	-

Common stock issued for services in May 2004 at $2.55 per share	10,000	1	25,499	-	(25,500)	-	-	-	-

Warrants issued for consulting expense in May 2004	-	-	12,165	-	(12,165)	-	-	-	-

Common stock issued for cash in May 2004 at $3.30 per share, net	490,439	49	741,680	-	-	-	-	-	741,680

Warrants issued with the sale of common stock in May 2004	-	-	714,876	-	-	-	-	-	714,876

Amortization of deferred consulting expenses	-	-	-		1,312,349	-	-	-	1,312,349

Interest receivable related party	-	-	-	-	-	-	(1,844)	-	(1,844)

Net loss:

July 17, 2002 (inception) through December 31, 2002	-	-	-	-	-	-	-	(407,803)	(407,803)
Year ended December 31, 2003	-	-	-	-	-	-	-	(4,670,321)	(4,670,321)
Six Months ended June 30, 2004	-	-	-	-	-	-	-	(2,698,570)	(2,698,570)

BALANCE, JUNE 30, 2004	19,235,542	1,923	18,171,587	-	(411,855)	(235,000)	(4,918)	(7,776,694)	(9,745,043)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 2003	For the Period From July 17, 2002 (Inception) Through June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,698,570)	$(1,665,813)	$(7,776,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,829	1,427	6,845
Amortization of deferred consulting expense	1,312,349	212,475	2,739,685
Common stock issued for services	-	-	465,000
Other non-cash expenses	-	4,112	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	165,185	(1,847)	(161,663)
Accrued expenses	(143,269)	675,932	406,610

Net Cash Used In Operating Activities	(1,361,476)	(733,714)	(4,320,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	-	-	(4,000,976)
Purchases of fixed assets	(31,496)	(150)	(59,789)
Acquisition of license	-	(200,000)	(700,000)
Note receivable and accrued interest –related party	(1,846)	(235,000)	(239,920)

Net Cash Used In Investing Activities	(33,342)	(435,150)	(5,000,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	1,456,607	1,100,000	10,556,972

Net Cash Provided By Financing Activities	1,456,607	1,100,000	10,556,972

NET INCREASE (DECREASE) IN CASH	61,789	(108,864)	1,236,070

CASH – BEGINNING OF PERIOD	1,174,281	125,105	-

CASH - END OF PERIOD	$1,236,070	$16,241	$1,236,070

Deposits on purchase of machinery applied to fixed asset purchases	$801,791	$-	$801,791

Common stock issued for license valued at $1.00 per share	$-	$500,000	$4,000,000

Warrants issued for deferred consulting services	$224,671	$-	$1,509,519

Common stock issued for deferred consulting expenses	$143,000	$-	$1,451,250

Options issued for deferred consulting services	$-	$-	$99,636

Common stock issued to consultant to settle contract dispute	$-	$-	$60,000

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
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

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, the Company's product development may not be successfully completed or it may not be a commercial success. The Company's ability to execute its business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. The Company may not be able to obtain sufficient financing. The Company may not generate substantial revenues and its business operations may not be profitable.

On November 14, 2002, Black Diamond Industries, Inc., ("Black Diamond") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company, pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings, Inc. in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93%, of Black Diamond. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond returned 13,564,350 shares of common stock to treasury.

In December 2002, Black Diamond changed its name to DDS Technologies USA, Inc. and reincorporated in the State of Delaware.

Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. ("Fishtheworld") a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock, or approximately 97% of the then issued and outstanding shares, of Fishtheworld. DDS Technologies USA, Inc. also paid a cash consideration of $200,000 to the shareholders of Fishtheworld, which has been accounted for as merger costs in the December 31, 2003 statement of operations. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of Fishtheworld. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld. DDS Technologies USA, Inc. adopted the December 31st year-end of Fishtheworld. In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada. As a result of the reincorporation, the Company’s par value for its preferred and common stock changed to $.0001 per share.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)

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

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)

(D) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(E) Concentrations

The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, the Company’s uninsured cash amounted to $1,141,989.

(F) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, and for the period from July 17, 2002 (inception) through June 30, 2004, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(G) Recent Accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)

the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company does not anticipate that this pronouncement will have a material impact on the consolidated financial statements.

NOTE 3  RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2004 and 2003, and for the period from July 17, 2002 (inception) through June 30, 2004, the Company incurred consulting expenses of $105,000, $116,800 and $836,500, respectively, from stockholders of the Company.

For the six months ended June 30, 2004 and 2003, the Company incurred consulting expenses of $232,500 and $246,000, respectively.

In connection with the consulting services aforementioned, in April 2004, the Company entered into a consulting agreement with a stockholder and former president of the Company. Pursuant to the terms of this agreement, the Company pays the consultant a monthly fee of $15,000 for a period of three years.

In connection with the consulting services aforementioned, in March 2004, the Company entered into a consulting agreement with one of its stockholders whereby the Company pays the consultant a monthly fee of $15,000 for a term of seven years.

NOTE 4  MACHINERY

In May 2004, the Company installed its first commercial dry disaggregation machine in a production plant of an Iowa ethanol producer with which the Company entered into a pre-formation agreement in August 2003. The Company and the Iowa ethanol producer are performing lab testing and are determining when the machine will be ready for commercial use. In connection with the installation, the Company reclassified $801,791 from deposit on purchase of machinery to fixed assets, in addition to capitalizing $31,496 of shipping costs. Also, see Note 9(C).

NOTE 5  STOCK OPTIONS

The Company has established a Stock Option Plan (the "Plan") to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)

the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed 3,000,000 shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable.

In May and October 2003, the Company granted stock options to two executive employees. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for option granted to employees. Under APB Opinion 25, if the exercise price of stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For the options granted in May 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant. The options expire 10 years from the date of grant. Pursuant to the option agreement, options to purchase 100,000 shares vested immediately and options to purchase 50,000 shares vested monthly though March 15, 2004. For the option granted in October 2003, the exercise price of each option equaled the market price of the Company's stock on the date of grant and the options vest three years from the date of grant.

In October 2003, the Company also granted stock options to the members of its Board of Directors as compensation for their services on the board. Each director was issued a stock option to purchase 50,000 shares of common stock at an exercise price of $8.00 per share.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in May 2003; no dividend yield for all years; expected volatility of 74%; risk-free interest rate of 3%, and an expected life of 10 years.

DDS TECHNOLOGIES USA, INC.
(FORMERLY FISHTHEWORLD HOLDINGS, INC.)
AND SUBISIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

		For the Six Months Ended June 30, 2004

Net loss	As Reported	$(2,698,570)
	Pro Forma	$(3,067,207)
Net loss per common	As Reported	$(0.14)
share - basic and diluted	Pro Forma	$(0.16)
A summary of the status of the Company’s option plans as of June 30, 2004 and the changes during the period ending on that date is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2003	1,350,000	$6.37
Granted	-	$-
Forfeited	-	$-
Outstanding at June 30, 2004	1,350,000	$6.37

Options exercisable at June 30, 2004	600,000

Weighted average fair value of options granted to employees during the period from July 17, 2002 (inception) through June 30, 2004	$3.20

The following table summarizes information about the stock options outstanding at June 30, 2004:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2004	Weighted Average Exercise Price

$5.00	600,000	8.88	$5.00	600,000	$5.00
$7.00	400,000	3.43	$7.00	-	$7.00
$8.00	350,000	9.43	$8.00	-	$8.00

NOTE 6  SALES OF COMMON STOCK

In May 2004, the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 490,439 shares for proceeds of $1,618,450 ($1,456,556 net of commissions). The agreements provide for the purchase of shares at $3.30 per share plus warrants for an equal number of shares purchased. The warrants are exercisable at any time for a period of three years at a strike price of $3.75 per share. The 490,439 warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $714,876. The net proceeds of $1,456,556 were allocated between the fair value of the warrants issued with the common stock ($714,876) and the common stock ($741,680).

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBISIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

NOTE 7  INVESTMENT BANKING AGREEMENT

On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued the consulting company a warrant to acquire 500,000 shares of the Company’s common stock at an exercise price of $6.50 per share. The warrant is exercisable for a period of five years. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount was being amortized over the life of the consulting agreement resulting in consulting expense of $106,237 and $424,949 for the three and six months ended June 30, 2004, respectively, and $1,274,848 for the period from July 17, 2002 (inception) through June 30, 2004.

NOTE 8  CONSULTING AND MARKETING AGEEMENTS

On August 14, 2003, the Company entered into an agreement with a marketing company for business advisory and various other investment and marketing services. The agreement is for a term of one year. For these services, the Company pays the marketing company $5,000 per month. In addition, the Company is required to issue the marketing company 10,000 shares of restricted common stock per quarter. The first 10,000 shares were issued upon signing the agreement and 10,000 shares were issued in each of December 2003, February 2004 and May 2004. Based on the closing market price of the Company’s common stock on the contractual dates of the agreement, $55,750 and $77,250 were expensed to consulting fees for the three and six months ended June 30, 2004, respectively, and $182,250 for the period from July 17, 2002 (inception) through June 30, 2004. The remaining unamortized balance of $12,750 is presented in the condensed consolidated balance sheet as deferred consulting expenses. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring three years from the date of grant. During 2003, the Company issued all 105,000 stock options due under the agreement. The Company estimated the fair value of the stock options at the grant dates by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 83%; risk-free interest rate of 3% and an expected life of three years. This resulted in a fair value of $235,629. The amount is being amortized over the life of the agreement resulting in consulting expense of $48,537 and $106,724 for the three and six months ended in June 30, 2004, respectively, and $229,547 the period from July 17, 2002 (inception) through June 30, 2004 and has deferred $6,082 of expenses.

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBISIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

On September 12, 2003, the Company entered into a one-year agreement with a financial consulting firm. The consulting firm provides analytical review of the Company's financial information and assists the Company as its financial advisor and investment banker. As compensation for these services, in 2003 the Company issued 100,000 restricted shares of common stock to the financial consulting firm. The Company recognized $193,500 and $387,000 in consulting fee expense for the three and six months ended June 30, 2004, respectively, and $612,750 for the period from July 17, 2002 (inception) through June 30, 2004 and has deferred $161,250 of expenses.

On September 19, 2003, the Company entered into a one-year agreement with an individual. The individual provides a list of names of potential investors and other services to the Company. As compensation for these services, in 2003 the Company issued 50,000 shares of restricted common stock. The Company recognized $98,750 and $197,500 in consulting fee expense for the three and six months ended June 30, 2004, respectively, and $312,709 for the period from July 17, 2002 (inception) through June 30, 2004 and has deferred $82,291 of expenses.

On December 8, 2003, the Company entered into an eight-month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. For these services, the Company pays the marketing company $5,000 per month. In addition, the Company issued the marketing company warrants for the purchase of 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants expire on December 7, 2005. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $29,761. The amount is amortized over the life of the agreement resulting in consulting expense of $11,160 and $22,320 for the three and six months ended June 30, 2004, respectively, and $26,040 for the period from July 17, 2002 (inception) through June 30, 2004. The remaining unamortized balance of $3,721 is presented in the condensed consolidated balance sheet as deferred consulting expense. The Company terminated this marketing agreement in February 2004.

On April 26, 2004, the Company entered into a 14-month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $24,294 for the six months ended June 30, 2004. The remaining unamortized balance of $145,758 is presented in the condensed consolidated balance sheet as deferred consulting expense.

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBISIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

NOTE 9  COMMITMENT AND CONTINGENCIES

(A) Contingencies

The Company granted registration rights to certain investors in its July 2, 2003 private placement of securities. Under those rights, if the Company did not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003. The registration statement was filed on November 12, 2003. The Company has accrued $37,611 of penalties which are included in accrued expenses at June 30, 2004.

(B) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed a Motion to Dismiss the plaintiff's complaint, which has not yet been set for hearing. The plaintiff seeks damages totaling $175,584 plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material effect on the Company's condensed consolidated financial position or results of operations.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at June 30, 2004 for this matter.

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBISIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

(C) Other Agreements

On August 1, 2003, the Company entered into a Pre-Formation agreement with an Iowa ethanol producer. Under the terms of this agreement, the Company and the Iowa entity will form a limited liability company which will use the DDS technology to convert corn stover and other waste materials into intermediate products for further processing into ethanol for resale. Under the agreement, each plant will be owned by a limited liability company which will be separately capitalized with an intended 50% ownership interest for each of the Company and the Iowa ethanol producer. The dry disaggregation machine will be leased to the limited liability company for a flat fee plus a royalty to be determined with the Company receiving a greater royalty on products made from non-fermentable sugars that can only be processed using the Company’s technologies. The Company installed one of its dry disaggregation technology units in the ethanol producer’s facility in Iowa (See Note 4).

On September 12, 2003, the Company entered into a one-year letter of intent with a Florida Cooperative of citrus growers. Under the terms of this letter, the cooperative will lease space in its facility without charge and the Company will install one of its dry disaggregation technology units for the processing of citrus pomace into feed by-products.

On January 9, 2004, the Company entered into a Memorandum of Understanding (“MOU”) with a large Columbian sugar producer. Under the terms of the MOU, a joint venture pilot program will be developed in which the Company will provide and install one of its dry disaggregation technology units for the production of ethanol in the sugar producer’s facility in Columbia.

NOTE 10   SUBSEQUENT EVENTS
On July 31, 2004, the Company entered into a Memorandum of Understanding with Giancarlo Lo Fiego and Adriano Zapparoli. In it, Messrs. Lo Fiego and Zapparoli agreed to cause High Speed Fragmentation B.V. (“HSF”), Intel Trust S.A., a Switzerland trust, Haras Engineering Corp. a Panama entity ("HEC"), to execute the Memorandum of Understanding. Pursuant to the terms of the Memorandum of Understanding, the Company, whose original license to the dry disaggregation technology and the underlying patent was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, has acquired rights to sell, and distribute the technology and the underlying patent throughout the world. The Company has terminated its

DDS TECHNOLOGIES USA, INC. (FORMERLY FISHTHEWORLD HOLDINGS, INC.) AND SUBISIDIARY (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

obligation to pay royalties under the license agreement that was originally with DDS Technologies Ltd., a United Kingdom company (“DDS UK”), and was subsequently assigned to HSF. The Company agreed to release 390,000 Euros currently on deposit with Intel Trust and forgo claims to another 1,000,000 Euros previously paid by the Company. HSF will remit to the Company 610,000 Euros previously deposited by the Company. The Company and an entity to be designated by HSF will enter into a license agreement pursuant to which the entity will receive a license from the Company that will permit the entity to sell, license, rent, and distribute products embodying the technology throughout Europe, Asia and Oceania, on the following terms:

•	The Company and the entity will each use reasonable commercial efforts to ascertain commercially viable new products that may be manufactured or derived through the use of the technology.

•
The party that discovers such a product shall have the exclusive right, for a period ninety days, to market the product and, enter into a bona fide binding agreement for the sale of the product in Europe, Asia and Oceania. Thereafter, either party may market the product in Europe, Asia and Oceania.

•
The Company shall have the exclusive right to market such product outside of Europe, Asia and Oceania and after the lapse of the ninety day period when the entity is the party discovering the product, non-exclusive rights to market the product in Europe, Asia and Oceania.

•	Each shall pay to the other royalties equal to five percent of the gross revenues from the sale or lease of such products in Europe, Asia and/or Oceania.

•	The Company expects to invest or advance funds to the entity in the future.

The transactions described above arose in connection with a complaint the Company filed on July 26, 2004 against Umberto Manola, DDS UK, Intel Trust, HEC, HSF, Erich Stanchich and Giancarlo Lo Fiego in the United States District Court for the Southern District of Florida, Miami Division. The claims set forth in the complaint arose from correspondence, purportedly submitted on behalf of the former licensor, DDS UK, or its shareholders, setting forth allegations that the patent covering the technology was never effectively transferred to the present licensor, HSF, and that DDS UK remained the owner of the 4,000,000 shares issued by the Company and purportedly assigned by DDS UK to HSF in connection with various agreements that have been previously disclosed. HSF denied such allegations, claiming that all rights and obligations under the original license were effectively transferred to HSF. The Company filed the complaint to seek a declaratory judgment as to its rights and the actual ownership of the shares the Company originally issued in payment for the license.  The Company intends to engage in settlement negotiations with all parties to the lawsuit and is confident that irrespective of the outcome of the litigation, the Company’s position as the licensee of the technology will be at least as favorable as it was prior to entering into the Memorandum of Understanding. If settlement negotiations are not productive, the Company intends to pursue the litigation and any other litigation necessary to determine its rights and seek damages.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On November 14, 2002, Black Diamond Industries, Inc., a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings, Inc. in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93%, of Black Diamond Industries. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond Industries returned 13,564,350 shares of common stock to treasury.

In December 2002, Black Diamond Industries changed its name to DDS Technologies USA, Inc. and reincorporated in the State of Delaware.

Under a share exchange agreement dated April 4, 2003, FishtheWorld Holdings, Inc., a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock, or approximately 97% of the then issued and outstanding shares, of FishtheWorld Holdings. Immediately prior to the share exchange, the majority shareholder of FishtheWorld Holdings returned 8,571,000 shares to treasury and resigned as the sole director and officer. The members of the Board of Directors of DDS Technologies USA, Inc. became members of the Board of Directors of FishtheWorld.

In May 2003, FishtheWorld Holdings changed its name to DDS Technologies, USA, Inc. and reincorporated in the State of Nevada.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond Industries and FishtheWorld Holdings were public shells and DDS Holdings, Inc. is a development stage company with no revenues, the transactions were treated as recapitalizations of DDS Technologies USA, Inc.

DDS Technologies USA, Inc. was formed in July 2002 for the purpose of commercializing certain technology which has been licensed from DDS Technologies Ltd., a United Kingdom company and a principal stockholder of DDS Technologies USA, Inc. The license provides for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European Patent Office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDS Technologies Ltd. Management believes that this Disaggregation Dry System (DDS) technology system is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various food manufacturers to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the technology is unattainable with any other currently available technology.

Upon execution of the license agreement, we paid $500,000 and issued 3,500,000 shares of our common stock to DDS Technologies Ltd. We subsequently entered into an amendment to the license agreement pursuant to which the geographic area of the license was extended to include Africa. We paid an additional $200,000 and issued an additional 500,000 shares of our common stock to DDS Technologies Ltd. as consideration for the amendment.

The license agreement requires us to pay a royalty to DDS Technologies Ltd. equal to:
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

Recent Events

On July 31, 2004, we entered into a Memorandum of Understanding with Giancarlo Lo Fiego and Adriano Zapparoli. A copy of the Memorandum of Understanding was filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2004. In it, Messrs. Lo Fiego and Zapparoli agreed to cause High Speed Fragmentation B.V., Intel Trust S.A., a Switzerland trust, Haras Engineering Corp., a Panama entity, to execute the Memorandum of Understanding. Pursuant to the terms of the Memorandum of Understanding, our license to distribute the dry disaggregation technology and the underlying patent, which was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, has been expanded throughout the world. We terminated our obligation to pay royalties under the license agreement that was originally with DDS Technologies Ltd., a United Kingdom company, and was subsequently assigned to High Speed Fragmentation. We agreed to release 390,000 Euros currently on deposit with Intel Trust and forgo claims to another 1,000,000 Euros previously paid by us. High Speed Fragmentation will remit to us 610,000 Euros previously deposited by us. We and an entity to be designated by High Speed Fragmentation will enter into a license agreement pursuant to which the entity will receive a license from us that will permit the entity to sell, license, rent, and distribute products embodying the dry disaggregation technology throughout Europe, Asia and Oceania, on the following terms:

  We and the entity will each use reasonable commercial efforts to ascertain commercially viable new products that may be manufactured or derived through the use of the dry disaggregation technology.

  The party that discovers a product shall have the exclusive right, for a period ninety days, to market the product and, enter into a bona fide binding agreement for the sale of the product in Europe, Asia and Oceania. Thereafter, either party may market the product in Europe, Asia and Oceania.

  We shall have the exclusive right to market such product outside of Europe, Asia and Oceania and, after the lapse of the ninety day period when the entity is the party discovering the product, non-exclusive rights to market the product in Europe, Asia and Oceania.

  Each shall pay to the other royalties equal to five percent of the gross revenues from the sale or lease of such products in Europe, Asia and/or Oceania.

  We expect to invest or advance funds to the entity in the future.

The transactions described above arose in connection with a complaint we filed on July 26, 2004 against Umberto Manola, DDS Technologies Ltd., Intel Trust, Haras Engineering Corp., High Speed Fragmentation, Erich Stanchich and Giancarlo Lo Fiego in the United States District Court for the Southern District of Florida, Miami Division. The claims set forth in the complaint arose from correspondence, purportedly submitted on behalf of the former licensor, DDS Technologies Ltd., or its shareholders, setting forth allegations that the patent covering the dry disaggregation technology was never effectively transferred to the present licensor, High Speed Fragmentation, and that DDS Technologies Ltd. remained the owner of the 4,000,000 shares issued by us and purportedly assigned by DDS Technologies Ltd. to High Speed Fragmentation in connection with various agreements that have been previously disclosed. High Speed Fragmentation denied such allegations, claiming that all rights and obligations under the original license were effectively transferred to High Speed Fragmentation. We filed the complaint to seek a declaratory judgment as to its rights and the actual ownership of the shares we originally issued in payment for the license.  We intend to engage in settlement negotiations with all parties to the lawsuit and is confident that irrespective of the outcome of the litigation, our position as the licensee of the dry disaggregation technology will be at least as favorable as it was prior to entering into the Memorandum of Understanding described above. If settlement negotiations are not productive, we intend to pursue the litigation and any other litigation necessary to determine our rights and seek damages.

We have conducted preliminary tests of the machines being built in Europe which embody the dry disaggregation technology and have determined that they are successfully producing fractions, but that the purity of the fractions being produced is not yet optimal. We are working to address the problem and continue to believe that it will be resolved in a manner that will permit commercialization. You should refer to our  Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for a complete description of our business, the dry disaggregation technology, and the risks associated with it.

Results of Operations

From July 17, 2002 (inception) through June 30, 2004, we have incurred an accumulated deficit of $7,776,694. To date, we have yet to achieve revenues. During the three months ended June 30, 2004 and 2003, we incurred operating expenses of $1,321,646 and $1,296,490, respectively. We anticipate that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective customer.

We have marketed our technology to various large US and Latin American companies resulting in some letters of intent. We have recently signed a joint venture agreement for the processing of corn waste into fermentable sugars for the production of ethanol. However, the technology may not achieve market acceptance and we may not generate sufficient revenues to allow us to operate profitably.

Liquidity and Capital Resources

To date, we have funded our losses and license acquisitions through the private sale of common stock and financing from accredited investors. During the quarter ended June 30, 2004, we completed another private placement of shares of our common stock to accredited investors resulting in net proceeds of $1,456,605. We believe that we will be able to fund our operations through these private placements until we achieve positive cash flow from operations. Our cash balance at June 30, 2004 was $1,236,070.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed by us in our filings under the Exchange Act. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. We have filed a Motion to Dismiss the plaintiff’s complaint. We believe that the suit is without merit and are vigorously defending our position. We further believe that this suit will not have a material effect on our financial position or results of operations.

We have received a potential claim from two of our shareholders alleging that we failed to register their shares for resale in our most recent registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto filed on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although we believe that we have defenses to these alleged actions, we are attempting to reach an amicable settlement for these claims. These disputes may not be favorably resolved, if at all, and these claims may have a material adverse affect on our business.

On July 26, 2004, we filed a complaint against Umberto Manola, DDS Holdings Ltd., Intel Trust S.A., Haras Engineering Corp., High Speed Fragmentation B.V., Erich Stanchich and Giancarlo Lo Fiego in the United States District Court for the Southern District of Florida, Miami Division. We filed the complaint to seek a declaratory judgment as to our rights and the actual ownership of the shares we originally issued in payment for the license.  We intend to engage in settlement negotiations with all parties to the lawsuit and are confident that irrespective of the outcome of the litigation, our position as the licensee of the DDS technology will be at least as favorable as it was prior to filing the complaint. If settlement negotiations are not productive, we intend to pursue the litigation and any other litigation necessary to determine our rights and seek damages.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2004, we issued 10,000 shares for services rendered. During this same period, we also issued 490,439 shares for gross proceeds of $1,618,450 in financing from accredited investors and paid $161,845 in fees to an investment banking firm. The shares issued in these transactions were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On June 3, 2004, we filed a Form 8-K reporting the private placement of 490,439 shares of our common stock and warrants to purchase 490,439 shares of our common stock for an aggregate of $1.6 million.

On August 4, 2004, we filed a Form 8-K reporting that we entered into a Memorandum of Understanding and commenced litigation regarding our license of the dry disaggregation technology.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2004.

DDS TECHNOLOGIES USA, INC.

/s/ Spencer L. Sterling

Spencer L. Sterling President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Fasciglione

Joseph Fasciglione Chief Financial Officer (Principal Accounting Officer)