Form 10QSB
period 2004-09-30
DDS TECHNOLOGIES USA INC
filed 2004-11-16
CIK 1099217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004: 19,235,542 shares of common stock outstanding, $0.0001 par value per share.

                           DDS TECHNOLOGIES USA, INC.

                                 AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE      1        CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF SEPTEMBER 30,
                   2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE      2        CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  for the
                   THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 2004 AND 2003 AND
                   FOR THE  Period  from  July  17,  2002  (inception)  through
                   SEPTEMBER 30, 2004 (UNAUDITED).

PAGES   3 - 5      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
                   THE PERIOD FROM JULY 17, 2002 (INCEPTION)  THROUGH SEPTEMBER
                   30, 2004 (UNAUDITED).

PAGE      6        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for THE NINE
                   MONTHS ended  SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD
                   FROM July 17, 2002  (inception)  through  SEPTEMBER 30, 2004
                   (UNAUDITED).

PAGES   7 - 16     NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS AS OF
                   SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003.

PAGES   17-18      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE      19       CONTROLS AND PROCEDURES

PAGE    20-22      PART II OTHER INFORMATION

PAGE      23       SIGNATURES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL INFORMATION

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                              AND DECEMBER 31, 2003

                                     ASSETS

                                                                                    Sept. 30, 2004  December 31,
                                                                                     (Unaudited)        2003
                                                                                    --------------   ------------
CURRENT ASSETS

  Cash                                                                               $  1,358,735    $  1,174,281
  Prepaid expenses                                                                         50,000         318,871
                                                                                     ------------    ------------
       Total Current Assets                                                             1,408,735       1,493,152

FIXED ASSETS, NET                                                                         704,609          24,277
PATENT (LICENSE IN 2003)                                                                4,935,000       4,700,000
DEPOSIT ON PURCHASE OF MACHINERY                                                        2,681,912       4,000,976
OTHER ASSETS                                                                                7,977           7,977
                                                                                     ------------    ------------
TOTAL ASSETS                                                                         $  9,738,233    $ 10,226,382
                                                                                     ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued professional fees                                                          $    364,500    $    311,048
  Other accrued expenses                                                                  132,635         238,831
                                                                                     ------------    ------------
       Total Current Liabilities                                                          497,135         549,879
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued
    and outstanding                                                                            --              --
  Common stock, $.0001 par value, 25,000,000 shares authorized, 19,235,542 and
    18,715,103 shares issued and outstanding, respectively                                  1,923           1,871
  Additional paid-in capital                                                           18,171,587      16,347,363
  Deferred consulting expense                                                            (109,319)     (1,356,533)
  Note receivable - related party                                                              --        (235,000)
  Interest receivable - related party                                                          --          (3,074)
  Deficit accumulated during development stage                                         (8,823,093)     (5,078,124)
                                                                                     ------------    ------------
       Total Stockholders' Equity                                                       9,241,098       9,676,503
                                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  9,738,233    $ 10,226,382
                                                                                     ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                For the Period From
                                          For the Three     For the Three     For the Nine      For the Nine      July 17, 2002
                                          Months Ended      Months Ended      Months Ended      Months Ended    (Inception) Through
                                         Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003     Sept. 30, 2004
                                         --------------    --------------    --------------    --------------   -------------------

REVENUES                                  $         --      $         --      $         --      $         --      $         --
                                          ------------      ------------      ------------      ------------      ------------
EXPENSES

  Professional fees                            622,490           888,568         2,578,326         2,130,102         6,576,806
  General and administrative                   265,846           109,604           700,106           264,681         1,349,584
  Salaries and related taxes                   159,400            66,370           470,319           136,802           703,559
  Merger costs                                      --           200,000           200,000
                                          ------------      ------------      ------------      ------------      ------------
       Total Expenses                        1,047,736         1,064,542         3,748,751         2,731,585         8,829,949

INTEREST INCOME                                  1,337               922             3,782             2,152             6,856
                                          ------------      ------------      ------------      ------------      ------------

NET LOSS                                  $ (1,046,399)     $ (1,063,620)     $ (3,744,969)     $ (2,729,433)     $ (8,823,093)
                                          ============      ============      ============      ============      ============

NET LOSS PER SHARE - BASIC AND DILUTED    $      (0.05)     $      (0.06)     $      (0.20)     $      (0.16)
                                          ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND DILUTED          19,235,542        18,392,410        18,961,531        16,793,985
                                          ============      ============      ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                           Note      Interest
                                                    Additional                Deferred  Receivable  Receivable   Accum-
                                    Common Stock     Paid-In   Subscriptions Consulting   Related    Related     ulated
                                  Shares    Amount   Capital     Receivable   Expense      Party      Party      Deficit   Total
                                ----------  ------ ----------- ------------- ----------- ----------  ---------   ------- -----------
Common stock issued for cash
  at inception                  10,944,055  $1,095 $   957,310  $        --  $        --        --        --         -- $   958,405

Common stock issued for
  license valued at $1.00 per
  share                          3,500,000     350   3,499,650           --           --        --        --         --   3,500,000

Common stock issued for cash
  in December 2002 at $1.00 per
  share                            100,000      10      99,990           --           --        --        --         --     100,000

Common stock issued for cash
  in January 2003 at $1.00 per
  share                            200,000      20     199,980           --           --        --        --         --     200,000

Common stock issued for
  license in January 2003 at
  $1.00 per share                  500,000      50     499,950           --           --        --        --         --     500,000

Note receivable - related
  party in February 2003                --      --          --           --           --  (235,000)       --         --    (235,000)

Interest receivable -
  related party                         --      --          --           --           --        --    (3,074)        --      (3,074)

Common stock issued for cash
  in February, March and April
  2003 at $1.00 per share          800,000      80     799,920           --           --        --        --         --     800,000

Recapitalization for merger in
   April 2003                      429,000      43         (43)          --           --        --        --         --          --

Common stock issued for cash
  in May 2003 at $1.00 per
  share                            100,000      10      99,990           --           --        --        --         --     100,000

Common stock subscribed at
  $1.00 per share                1,500,000     150   1,499,850   (1,500,000)          --        --        --         --          --

Collection of subscription
  receivable in July 2003               --      --          --      500,000           --        --        --         --     500,000

Warrants issued for consulting
  expense in April 2003                 --      --   1,274,848           --   (1,274,848)       --        --         --          --

Common stock issued for cash
  in July and August 2003 at
  $3.50 per share, net             502,714      50   1,020,444           --           --        --        --         --   1,020,494

   See accompanying notes to the condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                           Note      Interest
                                                    Additional                Deferred  Receivable  Receivable   Accum-
                                    Common Stock     Paid-In   Subscriptions Consulting   Related    Related     ulated
                                  Shares    Amount   Capital     Receivable   Expense      Party      Party      Deficit   Total
                                ----------  ------ ----------- ------------- ----------- ----------  ---------   ------- -----------
Warrants issued with the sale
  of common stock in July and
  August 2003                           --     --     563,056          --            --       --        --          --      563,056

Common stock issued for
  services in August and
  September 2003                   175,000     17   1,298,233          --    (1,298,250)      --        --          --           --

Common stock issued for
  settlement                        60,000      6     464,994          --            --       --        --          --      465,000

Cancellation of subscription
  receivable                    (1,000,000)  (100)   (999,900)  1,000,000            --       --        --          --           --

Common stock issued for cash
  in October 2003 at $6.00 per
  share, net                       904,334     90   2,896,206          --            --       --        --          --    2,896,296

Warrants issued with the sale
  of common stock in
  October 2003                          --     --   1,962,114          --            --       --        --          --    1,962,114

Warrants issued for consulting
  expense in December 2003              --     --      29,761          --       (29,761)      --        --          --           --

Options issued for consulting
  services in August and
  November 2003                         --     --     181,010          --      (181,010)      --        --          --           --

Amortization of deferred
  consulting expenses in 2003           --     --          --          --     1,427,336       --        --          --    1,427,336

   See accompanying notes to the condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                           Note      Interest
                                                    Additional                Deferred  Receivable  Receivable  Accum-
                                    Common Stock     Paid-In   Subscriptions Consulting   Related    Related    ulated
                                  Shares    Amount   Capital     Receivable   Expense      Party      Party     Deficit   Total
                                ----------  ------ ----------- ------------- ----------- ----------  ---------  ------- -----------
Common stock issued for
  services in February
  2004 at $5.88 per share        20,000        2      117,498          --    (117,500)      --          --           --          --


Warrants issued for
  consulting expense in
  February 2004                      --       --       42,454          --     (42,454)      --          --           --          --

Warrants issued for
  consulting expense in
  April 2004                         --       --      170,052          --    (170,052)      --          --           --          --

Common stock issued for
  services in May 2004 at
  $2.55 per share                10,000        1       25,499          --     (25,500)      --          --           --          --

Warrants issued for
  consulting expense in
  May 2004                           --       --       12,165          --     (12,165)      --          --           --          --

Common stock issued for cash
  in May 2004 at $3.30 per
  share, net                    490,439       49      741,680          --          --       --          --           --     741,729

Warrants issued with the
  sale of common stock
  in May 2004                        --       --      714,876          --          --       --          --           --     714,876

Amortization of deferred
  consulting expenses                --       --           --   1,614,885          --                   --           --   1,614,885

Interest receivable related
  party in 2004                      --       --           --          --          --       --      (1,844)          --      (1,844)

Forgiveness of  Note and
  interest receivable
  July 2004                     235,000    4,918      239,918

Net loss:

July 17, 2002 (inception)
  through December 31, 2002          --       --           --          --          --       --          --     (407,803)   (407,803)

Year ended December 31, 2003         --       --           --          --          --       --          --   (4,670,321) (4,670,321)

Nine Months ended
  September 30, 2004                 --       --           --          --          --       --          --   (3,744,969) (3,744,969)
                             ----------    -----   ----------   ---------    --------       --      ------   ----------  ----------
BALANCE, SEPTEMBER 30, 2004  19,235,542    1,923   18,171,587          --    (109,319)      --          --   (8,823,093)  9,241,098
                             ==========    =====   ==========   =========    ========       ==      ======   ==========  ==========

   See accompanying notes to the condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                       For the Nine       For the Nine    For the Period From
                                                       Months Ended       Months Ended       July 17, 2002
                                                         September         September      (Inception) Through
                                                         30, 2004           30, 2003       September 30, 2004
                                                       ------------       ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                              $(3,744,969)      $(2,729,433)        $ (8,823,093)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Depreciation expense                                      4,303             2,360                8,319
    Amortization of deferred consulting expense           1,614,885           657,526            3,042,221
    Common stock issued for services                             --                --              465,000

     Other non-cash expenses                                     --             4,112                   --
  Changes in operating assets and liabilities:

    Prepaid expenses and other assets                       268,871            (1,847)             (57,977)

    Accrued expenses                                        (50,839)          623,238              499,040
                                                        -----------       -----------         ------------
      Net Cash Used In Operating Activities              (1,907,749)       (1,444,044)          (4,866,490)
                                                        -----------       -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits on purchase of machinery and partial
  refund                                                    667,092          (955,890)          (3,333,884)
  Purchases of fixed assets                                 (31,496)           (4,761)             (59,789)

  Acquisition of license/patent                                  --          (200,000)            (700,000)
  Note receivable and accrued interest -related
  party                                                          --          (235,000)            (238,074)
                                                        -----------       -----------         ------------
   Net Cash Provided by (Used In) Investing Activities      635,596        (1,395,651)          (4,331,747)
                                                        -----------       -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sales of common stock and warrants                    1,456,607         3,183,550           10,556,972
                                                        -----------       -----------         ------------
        Net Cash Provided By Financing Activities         1,456,607         3,183,550           10,556,972
                                                        -----------       -----------         ------------

NET INCREASE IN CASH                                        184,454           343,855            1,358,735

CASH - BEGINNING OF PERIOD                                1,174,281           125,105                   --
                                                        -----------       -----------         ------------

CASH - END OF PERIOD                                    $ 1,358,735       $   468,960         $  1,358,735
                                                        ===========       ===========         ============

Deposits on purchase of machinery applied to fixed
asset purchases                                         $   651,972       $        --         $    651,972
                                                        ===========       ===========         ============
Common stock issued for license valued at $1.00 per
share                                                   $        --       $   500,000         $  4,000,000
                                                        ===========       ===========         ============
Warrants issued for deferred consulting services        $        --       $ 1,274,848         $  1,509,519
                                                        ===========       ===========         ============
Common stock issued for deferred consulting expenses    $        --       $ 1,298,250         $  1,451,250
                                                        ===========       ===========         ============
Options issued for deferred consulting services         $        --       $    64,636         $     99,636
                                                        ===========       ===========         ============
Common stock subscribed at $1.00 per share              $        --       $ 1,500,000            1,500,000
                                                        ===========       ===========         ============
Common stock issued to consultant to settle
 contract dispute                                       $        --       $        --         $     60,000
                                                        ===========       ===========         ============
Forgiveness of  note receivable and accrued
 interest for patent                                    $   236,724       $        --         $    236,724
                                                        ===========       ===========         ============
Reclass of note receivable to patent acquisition        $   235,000       $        --         $    235,000
                                                        ===========       ===========         ============

   See accompanying notes to the condensed consolidated financial statements.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 BACKGROUND AND BASIS OF PRESENTATION

      DDS Technologies USA, Inc. and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization system, which is a system that converts certain waste into value added products for further processing or resale.

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

      (B) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, including cash, note receivable and accrued liabilities approximate their fair value at September 30, 2004 and December 31, 2003, because of their relatively short-term nature.

      (C) PATENT

      The patent is recorded at its acquisition cost. The acquisition cost represents the cost of the license transferred to the patent of $4,700,000 and the forgiveness of the note receivable with the former patent owners of $235,000. Also see Note 10. The patent has a 20-year life, which expires in May 2022, and will be amortized over the expiration term when the Company commences operations which generate revenues.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      (D) USE OF ESTIMATES

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

      (E) LOSS PER COMMON SHARE

      Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

      (F) CONCENTRATIONS

      The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company's uninsured cash amounted to $1,292,503.

      (G) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, and for the period from July 17, 2002 (inception) through September 30, 2004, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      (H) RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

      The Company does not anticipate that this pronouncement will have a material impact on the consolidated financial statements.

      (I) RECLASSIFICATIONS

      Certain amounts from prior periods have been reclassified to conform to the current year period presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

      For the three months ended September 30, 2004 and 2003, and for the period from July 17, 2002 (inception) through September 30, 2004, the Company incurred consulting expenses of $42,000, $133,000 and $878,500, respectively, from stockholders of the Company.

      For the nine months ended September 30, 2004 and 2003, the Company incurred consulting expenses from stockholders of the Company of $274,500 and $379,000, respectively.

      In connection with the consulting services aforementioned, in April 2004, the Company entered into a consulting agreement with a stockholder and former president of the Company. Pursuant to the terms of this agreement, the Company would pay him a monthly fee of $15,000 for a period of three years. In July 2004, the Company terminated this agreement and it is now the subject of litigation. See Note 9 (B).

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      In connection with the consulting services aforementioned, in March 2004, the Company entered into a revised consulting agreement with one of its stockholders whereby the Company pays a monthly fee of $15,000 per month for a period of seven years. This replaced a previous consulting agreement, dated October 1, 2002, that required the Company to pay the consultant $30,000 per month for a period of five years.

NOTE 4 MACHINERY

      In May 2004, the Company installed its first commercial dry disaggregation machine in a production plant of an Iowa ethanol producer which the Company entered into a pre-formation agreement with in August 2003. In connection with the installation, the Company reclassified $651,972 from deposit on purchase of machinery to fixed assets, in addition to capitalizing $31,496 of shipping costs. The machine is currently the subject of litigation. See Note 9 (B).

NOTE 5 STOCK OPTIONS

      The Company has established a Stock Option Plan (the "Plan") to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock options intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed three million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable.

      In May and October 2003, the Company granted stock options to two executive employees. The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. The options granted in May 2003 have an exercise price equal to the market price of the Company's stock on the date of grant, expire in 10 years from the date of grant and provide for the immediate vesting of 100,000 shares with an additional 50,000 shares vesting monthly until March 15, 2004. For the options granted in October 2003, the exercise price of each option granted equaled the market price of the Company's stock on the date of grant and the options vest three years from the date of grant.

      In October 2003, the Company granted stock options to the members of its Board of Directors. Each member was issued a stock option to purchase 50,000 shares at an exercise price of $8.00 per share exercisable one year from grant date and expiring in October 2014.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      In March 2004, the Company also granted stock options to the members of its Board of Directors. Each member was issued a stock option to purchase 50,000 shares at an exercise price of $3.96 per share exercisable one year from grant date and expiring in March 2015.

      In May 2004, the Company granted a one time stock option to the outside members of its Board of Directors. Each member was issued a stock option to purchase 100,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May 2015.

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net loss and loss per share for each period presented as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following assumptions used for the grants in May 2003; no dividend yield for all years; expected volatility of 74%; risk-free interest rate of 3%, and an expected life of 10 years.

      Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

                                                       For the Nine Months Ended
                                                          September 30, 2004
                                                       ------------------------
       Net loss                           As Reported        $ (3,744,969)
                                           Pro Forma         $ (4,113,606)

       Net loss per common                As Reported        $      (0.20)
        share - basic and diluted          Pro Forma         $      (0.22)

      A summary of the status of the Company's option plans as of and for the nine months ended September 30, 2004 is as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                   ----------       --------
      Outstanding at December 31, 2003              1,350,000       $   6.37
      Granted                                         550,000       $   3.65
      Forfeited                                      (200,000)      $   6.99
                                                   ----------       --------
      Outstanding at September 30, 2004             1,700,000       $   5.42
                                                   ==========       ========

      Options exercisable at September 30, 2004       600,000
                                                   ==========

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      Weighted  average fair value of options
      granted to  employees  during the period
      from July 17, 2002 (inception) through
      September 30, 2004                                $ 3.59
                                                        ======

            The following table summarizes information about the stock options outstanding at September 30, 2004:

                           Options Outstanding                                Options Exercisable
      -------------------------------------------------------------    ---------------------------------
                                            Weighted
                                             Average      Weighted                           Weighted
                              Number        Remaining     Average         Number              Average
          Exercise        Outstanding at    Contractual   Exercise      Exercisable at        Exercise
           Price          Sept. 30, 2004       Life        Price        Sept. 30, 2004          Price
      ----------------   ----------------- ------------   ---------    ----------------     ------------
      $   3.40                300,000         10.75         $  3.40                --          $  3.40
      $   3.96                200,000         10.50         $  3.96                --          $  3.96
      $   5.00                600,000          8.63         $  5.00           600,000          $  5.00
      $   7.00                400,000          3.18         $  7.00                --          $  7.00
      $   8.00                200,000          9.18         $  8.00                --          $  8.00

NOTE 6 SALES OF COMMON STOCK

      In May 2004, the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 490,439 shares and warrants for $1,618,450 ($1,456,556 net of commissions). The agreements provide for the purchase of shares at $3.30 per share plus warrants for an equal number of shares purchased. The warrants are exercisable at any time for a period of three years at an exercise price of $3.75 per share. The 490,439 warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $714,876. The net proceeds of $1,456,556 were allocated between the fair value of the warrants issued with the common stock ($714,876) and the common stock ($741,680).

NOTE 7 INVESTMENT BANKING AGREEMENT

      On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued to the consulting company a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount was being amortized over the life of the agreement resulting in consulting expense of $106,237 and $424,949 for the three and nine months ended September 30, 2004, respectively, and $1,274,848 for the period from July 17, 2002 (inception) through September 30, 2004. There is no remaining unamortized balance as of September 30, 2004.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 8 CONSULTING AND MARKETING AGREEMENTS

      On August 14, 2003, the Company entered into a one-year agreement with a marketing company. As part of the agreement, the marketing company provides business advisory and various other investment and marketing services. For these services, the Company pays $5,000 monthly. In addition, the Company is required to issue 10,000 shares of restricted common stock per quarter. The first 10,000 shares were issued upon signing the agreement and 10,000 shares were issued in December 31, 2003, February 2004 and in May 2004. Based on the closing market price of the Company's common stock on the contractual dates of the agreement, $12,750 and $90,000 were expensed to consulting fees for the three and nine months ended September 30, 2004, respectively and $195,500 for the period from July 17, 2002 (inception) through September 30, 2004. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring 3 years from the date of grant. The Company issued all 105,000 stock options under the agreement in 2003. The Company estimated the fair value of the stock options at the grant dates by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 83%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of $235,629. The amount is being amortized over the life of the agreement resulting in consulting expense of $6,082 and $112,806 for the three and nine months ended in September 30, 2004, respectively and $235,629 the period from July 17, 2002 (inception) through September 30, 2004. There is no remaining unamortized balance as of September 30, 2004.

      On September 12, 2003 the Company entered into a one-year agreement with a financial consulting firm. The consulting firm provides analytical review of the Company's financial information and assists the Company as its financial advisor and investment banker. As compensation for these services, in 2003, the Company issued 100,000 restricted shares of common stock to the financial consulting firm. The Company recognized $161,250 and $580,500 in consulting fee expense for the three and nine months ended September 30, 2004, respectively and $774,000 for the period from July 17, 2002 (inception) through September 30, 2004. There is no remaining unamortized balance as of September 30, 2004.

      On September 19, 2003 the Company entered into a one-year agreement with an individual. The individual provides a list of names of potential investors and other services to the Company. As compensation for these services, in 2003 the Company issued 50,000 shares of restricted common stock. The Company recognized $82,291 and $279,791 in consulting fee expense for the three and nine months ended September 30, 2004, respectively and $395,000 for the period from July 17, 2002 (inception) through September 30, 2004. There is no remaining unamortized balance as of September 30, 2004.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      On December 8, 2003 the Company entered into an eight-month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. For these services, the Company pays $5,000 per month. In addition, the Company issued the marketing company warrants for the purchase of 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants expire on December 7, 2005. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $29,761. The amount is amortized over the life of the agreement resulting in consulting expense of $3,721 and $26,041 for the three and nine months ended September 30, 2004, respectively, and $29,761 for the period from July 17,
      2002(inception) through September 30, 2004. There is no remaining unamortized balance as of September 30, 2004.

      On April 26, 2004, the Company entered into a 14 month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $36,440 and $60,734 for the three and nine months ended September 30, 2004. The remaining unamortized balance of $109,319 is presented in the condensed consolidated balance sheet as deferred consulting expense.

NOTE 9 COMMITMENT AND CONTINGENCIES

      (A) CONTINGENCIES

      The Company granted registration rights to certain investors in the July 2, 2003 private placement of securities. Under those rights, if the Company did not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003. The registration statement was filed on November 12, 2003. The Company has accrued $37,611 of penalties which are included in accrued expenses at September 30, 2004.

      (B) LITIGATION

      The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

      defending its position. In the opinion of management, this suit will not have a material effect on the Company's condensed consolidated financial position or results of operations.

      The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company's last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at September 30, 2004 for this matter.

      The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that it is entitled to receive consulting fees under a consulting agreement (See Note 3). The Company suspended payments and terminated the consulting agreement due to non compliance by the plaintiff with the terms of the agreement. The Company has filed a counterclaim against the plaintiff for breach of fiduciary duty.

      On August 1, 2003, the Company entered into a nonbinding Pre-Formation Agreement with Xethanol Corporation ("Xethanol"), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol's plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the "AAA") in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol's arbitration petition.

      (C) COMMITMENTS

      The Company has a commitment to make a final payment for each remaining machine for which it will take delivery. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, may range between $125,000 and $200,000. Currently there are three additional machines that are due to be delivered at a future time to be determined by the Company.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10 PATENT FOR DRY DISAGGREGATION TECHNOLOGY

      The Company previously entered into a Memorandum of Understanding, dated July 31, 2004, with Umberto Manola ("Manola"), Haras Engineering Corp. ("HEC"), High Speed Fragmentation B.V. ("HSF"), and Intel Trust S.A. ("Intel") and an Amended and Restated Memorandum of Understanding, dated as of July 31, 2004 with HEC, HSF, Intel, Giancarlo Lo Fiego ("Lo Fiego") and Adriano Zapparoli ("Zapparoli").

      Pursuant to terms of the Memorandum of Understanding, dated July 31, 2004, the Company, whose original license to the dry disaggregation technology was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, has acquired the patents for the dry disaggregation technology. Following the assignment to the Company of the patents, the Company filed the assignments with the United States Patent and trademark Office. The Company also plans to file the assignments in the corresponding offices in the foreign jurisdictions where the patents have been applied for or obtained.

      Pursuant to the original licensing agreement dated August 2002, and amendment dated January 2003, the Company paid a total of $4,700,000 in cash and stock for the licensing rights to the technology. As part of the Memorandum of Understanding dated July 31, 2004, the Company forgave a note receivable from the licensor in the amount of $235,000 and applied it towards the acquisition cost of the patent. Additionally, as part of the above mentioned MOU, the Company received a refund of approximately $741,000 of payments it had made towards the deposits for the purchase of five machines embodied with the DDS technology.

NOTE 11 SUBSEQUENT EVENTS

      A second machine has been delivered to the Company in October 2004 and has been located in Marietta, Georgia. This machine is being analyzed and evaluated by a consulting firm in order to determine its functionality and to determine improvements and enhancements to the technology. The machine is also being used as a testing machine in order to process sample materials for various customers.

      Initial work on the production version of the Company's dry disaggregation machine by the Company's consulting engineers has revealed that it does not fully disaggregate organic material to the same extent as the prototype research machine. Additional testing and design refinements are being made on the dry disaggregation/fractionizing applications by our consulting engineers.

                           DDS TECHNOLOGIES USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

DDS Technologies USA, Inc. (formerly FishtheWorld Holdings, Inc.) and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company had been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation system for North America, Central America, the Caribbean (excluding Cuba), South America and Africa (also see below).

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

DDS Technologies USA, Inc. was formed in July 2002 for the purpose of commercializing certain technology which had been licensed from DDS Technologies Ltd., a United Kingdom company and a principal stockholder of DDS Technologies USA, Inc. The license had provided for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, # 02425336.1, which was filed with the European Patent Office on May 28, 2002.

Subsequently, the Company entered into a Memorandum of Understanding, dated July 31, 2004, with Umberto Manola ("Manola"), Haras Engineering Corp. ("HEC"), High Speed Fragmentation B.V. ("HSF"), and Intel Trust S.A. ("Intel") and an Amended and Restated Memorandum of Understanding, dated as of July 31, 2004 with HEC, HSF, Intel, Giancarlo Lo Fiego ("Lo Fiego") and Adriano Zapparoli ("Zapparoli").

Pursuant to terms of the Memorandum of Understanding, the Company, whose original license to the dry disaggregation technology was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, has acquired sole ownership of the patents for the dry disaggregation technology. Following the assignment to the Company of the patents, the Company filed the assignments with the United States Patent and Trademark Office. The Company also plans to file the assignments in the corresponding offices in the foreign jurisdictions where the patents have been applied for or obtained. The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. The license agreement also covers other related technologies of DDS Technologies Ltd. Management believes that this Disaggregation Dry System (DDS) technology system is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various companies that we have contacted to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the technology is unattainable with any other currently available technology.

Initial work on the production version of the Company's dry disaggregation machine by the Company's consulting engineers has revealed that it does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize very effectively to particle sizes of between 1 and 5 microns which provides application opportunities and commercial potential in a number of industries.

RESULTS OF OPERATIONS

From July 17, 2002 (inception) through September 30, 2004, we have incurred an accumulated deficit of $8,823,093. To date, we have yet to achieve revenues from operations. During the nine months ended September 30, 2004 and 2003, we incurred operating expenses of $1,047,736 and $1,064,542, respectively. We anticipate that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our prospective customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective customer.

We have marketed our technology to various large US and Latin American companies resulting in some Memoranda of Understanding. However, the technology may not achieve market acceptance and we may not generate sufficient revenues to allow us to operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our losses and license acquisitions through the private sale of common stock and financing from accredited investors. During the quarter ended June 30, 2004, we completed a private placement of shares of our common stock to accredited investors resulting in net proceeds of $1,456,605. Our cash balance at September 30, 2004 was $1,358,733. The Company has a commitment to make a final payment for each remaining machine for which it will take delivery. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, may range between $125,000 and $200,000. Currently there are three additional machines that are due to be delivered at a future time to be determined by the Company.

Without demonstrating commercial feasibility and/or securing customers we do not believe that we will be able to secure additional capital necessary to fund operations through private placements of our common stock, or achieve sufficient revenues to operate at a cash flow breakeven. As a result, our cash balance, based on our current rate of expenditures is sufficient only to fund our operating expense into the first quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company does not anticipate that this pronouncement will have a material impact on the consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective in timely providing them with material information required to be disclosed by us in our filings under the Exchange Act. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The plaintiff seeks damages totaling $175,584 plus interest from December 31, 2002. In April 2004, the Company filed and Answer and Affirmative Defenses. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material effect on the Company's condensed consolidated financial position or results of operations.


The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company's last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at September 30, 2004 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that it is entitled to receive consulting fees under a consulting agreement (See Note 3). The Company suspended payments and terminated the consulting agreement due to breach of the terms of the agreement. The Company has filed and Answer and Affirmative Defenses and a Counterclaim alleging breach of the consulting agreement and breach of fiduciary duty.

On August 1, 2003, the Company entered into a Pre-Formation Agreement with Xethanol Corporation ("Xethanol"), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol's plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine.

On October 22, 2004, the Company filed a Verified Complaint for injunctive relief in the United States District Court for the Northern District of Iowa against Xethanol, Xethanol-One, LLC ("X-One"), Permeate Refining, Inc. ("Permeate"), Charles d'Arnaud Taylor (Xethanol's President), Jeffrey Langberg (an advisor to Taylor) and Robert Lehman (Permeate's General Manager). The Verified Complaint seeks the entry of an order prohibiting the defendants - Xethanol, X-One, Permeate, Taylor, Langberg and Lehman - from: (A) preventing the Company from taking immediate possession of its disaggregation system, which was temporarily located on Permeate's premises in Hopkinton, Iowa (the "DDS System"); (B) pirating or reverse engineering the technology contained in and exemplified by the DDS System; (C) disclosing or revealing to a third party the technology contained in and exemplified by the DDS System; (D) altering, modifying, wasting or damaging the DDS System; or (E) attempting to pledge, sell or dispose of the DDS System.

This lawsuit is at an early stage, in that the time within which the defendants may respond to it has not expired. The Company intends to vigorously prosecute this lawsuit. The lawsuit alleges the Defendants' continued detention of the DDS System is producing irreparable injury to the Company by depriving it of a unique product on which the Company may perform tests and adjustments, and which the Company could display to potential customers. Consistent with its intention to vigorously prosecute this lawsuit, Company has asked the district attorney in Delaware County, Iowa, to pursue criminal charges against any and all persons as to whom it may be appropriate.

Proceeding under the Pre-Formation Agreement, which the Company believes, is essentially an agreement to agree, Xethanol and an entity it created and controls - DDS-Xethanol, LLC (the "LLC") - filed a petition for arbitration with the American Arbitration Association (the "AAA") in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment.

The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol's arbitration petition. The Company's response contains defenses and affirmative defenses, and sets out counterclaims for replevin, conversion and declaratory judgment.

The AAA arbitration proceeding is also at an early stage. The parties have not conducted any discovery, and the arbitration panel has not been selected.

ITEM 2. CHANGES IN SECURITIES

No change in securities during the current quarter.

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

On August 4, 2004 and August 19, 2004 we filed a Form 8-K reporting our entering into the Memorandum of Understanding and the Amended and Restated Memorandum of Understanding.

On November 8, 2004, we filed a Form 8-K reporting the certain settlements regarding our technology, the appointment of Charles F. Kuoni III as a director of the Company and recent developments with respect to our dispute with Xethanol.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November 2004.

                                     DDS TECHNOLOGIES USA, INC

                                     /s/ Spencer L. Sterling
                                     -----------------------
                                     Spencer L. Sterling
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Joseph Fasciglione
                                     ----------------------
                                     Joseph Fasciglione
                                     Chief Financial Officer
                                     (Principal Accounting Officer)