Form 10KSB
period 2004-12-31
DDS TECHNOLOGIES USA INC
filed 2005-04-15
CIK 1099217

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-KSB
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the 17,804,792 shares of voting stock held by non-affiliates of the registrant was approximately $11,573,115, based upon the closing sale price of the common stock on March 31, 2005 of $0.65 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MARCH 31, 2005
Common Stock	19,235,542

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒.

DDS TECHNOLOGIES USA, INC.

Cautionary Statement Regarding Forward-Looking Statements and Future Prospects\

Certain statements made in this Annual Report on Form 10-KSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Annual Report on Form 10-KSB and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K, and 10-QSB.

Examples of forward looking statements in this Annual Report on Form 10-KSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;

•	the availability of additional capital to finance our development;

•	our dependence on management and need to recruit additional personnel;

•	the limited trading market for our Common Stock;

•	advances by our competitors;

•	agricultural risks of certain of our customers;

•	foreign market risks; and

•	other risks, including those described in “Risk Factors” beginning on page 3 and from time to time in our other Securities and Exchange Commission filings.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

In this annual report “Company,” “the Company,” “us,” “our” and “DDS” refer to DDS Technologies USA, Inc., a Nevada corporation and its subsidiaries, including DDS Technologies USA, Inc., a Delaware corporation and DDS Holdings, Inc.

DDS TECHNOLOGIES USA, INC.

PART I

ITEM 1. BUSINESS

General

The Company commenced business in July 2002 when its founders formed DDS Holdings, Inc. to acquire rights to a patented dry disaggregation system technology. The founders and initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse merger on November 14, 2002. Thereafter, Black Diamond Industries, Inc. reincorporated into Delaware and changed its name to DDS Technologies USA, Inc. (“DDS Delaware”). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation, which then effected a reincorporation merger in the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. (“DDS Nevada”). We intend to merge with DDS Delaware so that DDS Holdings will become a direct wholly-owned subsidiary of DDS Nevada and the holders of DDS Delaware will become stockholders of DDS Nevada.

DDS Technologies USA, Inc. is a Nevada corporation, the address of our principal executive office is 150 East Palmetto Park Road Suite 510 Boca Raton, Florida 33432, and our telephone number at that address is (561) 750-4450. DDS Technologies USA, Inc. was formed in July 2002 for the purpose of commercializing our dry disaggregation technology. During the third quarter of 2004, the Company entered into a series of Agreements pursuant to which the Company acquired ownership of the patent rights for the dry disaggregation technology, which the Company had previously licensed. The Company also acquired ownership of two prototype machines.

Following the assignment of the patent, the Company filed the assignment with the United States Patent and Trademark Office. Subsequently, the United States Patent and Trademark Office issued the Company a patent, U.S. Patent No. 6,848,582, for its dry disaggregation system (Micrometric Separator Technology). The Company is also in the process of filing the assignment in the corresponding offices in the foreign jurisdictions where the patent has been applied for or obtained.

The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The Company’s Management believes that this dry disaggregation technology is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the material’s structure. The proprietary dry disaggregation technology utilizes a longitudinal micrometric separator, along with other technologies, to separate various fractions (proteins, fibers, starch, etc.) into value added products for further processing or resale. This technology and its end results are believed by the various companies that the Company has contacted to have tremendous potential value both economically and nutritionally. Management of the Company believes that the results obtained utilizing the dry disaggregation technology is unattainable with any other currently available technology.

The Company is currently a development stage company with no revenues to date. To date, the Company has entered into a contract with a Canadian company to supply them with dry disaggregation machine(s) and have granted them an exclusive license for the processing and extraction of sulfur and sulfur derivative materials in North America. The Company also has a memorandum of understanding with Ingenio Riopaila S.A. and Central Castilla S.A., one the largest sugar refiners in South America, for the Company to employ its proprietary dry disaggregation technology process to convert biomass waste into consumable nutrients for sale to a variety of industries. The Company has never been subject to any bankruptcy, receivership or similar proceedings. Currently the Company has a total of four employees, all of which are full time employees and dedicated to either administration or sales.

Initial analysis of the production version of the Company’s dry disaggregation machine by the Company’s consulting engineers has revealed that it does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize effectively to particle sizes of between 5 and 50 microns which provides application opportunities and commercial potential in a number of industries.

The Company intends to fully commercialize its technology. The technology is expected to produce, as a final product, either highly micronized particles, based on customers requirements or various fractions of separated materials.

Description of the Dry Disaggregation Technology

The dry disaggregation technology is the result of research that began in 1964 by a prestigious group of technical research analysts and scientists in the alimentary field. Engineer Umberto Manola, a former member of our Board of Directors, developed a system of “disaggregation” of structures, called “crushing to collision,” through which the fragments of matter, both organic and inorganic, endure violent accelerations and decelerations, which cause the disaggregation of the structure. The particles are separated as a function of their specific weight. Although research on the technology began over 35 years ago, only in the last few years has it been developed by Engineer Manola to the point of potential commercial application. Engineer Manola filed with the European Patent Office an application covering the central aspects of the technology, which was assigned to HSF, which in turn, was licensed and ultimately transferred to the Company. The Company has recently been granted a U.S. patent for this technology. Management believes that the results obtained utilizing the dry disaggregation technology cannot be attained with any other currently available technology, because all available methods modify (in some cases drastically) the natural property of the product originally introduced.

The dry disaggregation technology processes dry ingredients and reduces the size to between 5 and 50 microns. This micronization allows for the finished ingredients to be “milled” to a size that heretofore was not readily attainable. In addition, it is believed that by using different specific weights for output, the dry disaggregation technology will be able to “fractionalize” products in a way that will allow the components of the raw material inputs to be sorted into homogeneous materials. By separating the various components of agricultural materials (protein, starch, fiber, etc.) the technology offers versatility and economic gains for processors. Many waste materials that were once thought too expensive to process can be economically converted to usable products.

Potential Applications and Marketing Plan

The Company intends to concentrate its marketing/sales efforts on the following market segments in which the Company believes that the Company can achieve quick penetration. These markets segments are:

Contaminated sulfur processing

In February 2005 the Company entered into an exclusive licensing agreement with Knoll Ventures of Calgary, Canada for the application of the dry disaggregation technology to the processing and extraction of sulfur and sulfur derivative products in North America and other authorized territories. The sulfur to be processed, initially in the province of Alberta, Canada, is the by-product of natural gas purification and it has been estimated that approximately 3 million tons of sulfur are currently stored in open-air pits or dumps where it has become contaminated. Under this agreement Knoll Ventures will order one dry disaggregation machine immediately and initiate a test and development program in Calgary to adapt the technology to the environment and specific application. If the test and development program is completed and the initial machine performs to Knoll Ventures’ good faith satisfaction, Knoll Ventures will be required to place orders with the Company for additional machines, commensurate with the size of the contracts Knoll Ventures is negotiating with gas companies in the province of Alberta, Canada for the processing of contaminated sulfur.

Ethanol

Our technology process could have significant applications in the biomass waste-to-ethanol industry. This industry includes corn, stover and other associated waste streams. Our process allows us to convert solid waste into starch or cellulose and other consumable nutrients. Starch or cellulose could be employed as feedstock in ethanol plants producing ethanol. Given the optimal nature of the waste feedstock created by our technology, the productivity of the ethanol fermentation process can be significantly improved. Our technology offers environmental benefits by utilizing waste materials which would otherwise be left in the fields contributing to carbon dioxide emissions.

Animal Feed

Our technology could have application in the market for both livestock and domestic pets. The technology allows the feed products, derived from a variety of raw materials, to be tailored to the specific nutritional requirements of each different type of animal. Preliminary tests have indicated that the livestock and pet industries can achieve cost savings as a result of the improved nutritional value derived from using the dry disaggregation technology.

Other Organic Product Industries

The Company’s technology has potential application in a number of other industries which are under consideration, including wine, soy bean, rice, sugar, tobacco and coffee.

Primarily, our intended customers are relatively large processors of human and animal feed. While the Company has had significant discussions with a number of these potential customers, selling to these companies involves a relatively long sales cycle with significant due diligence and testing on the part of the customers. A prototype machine is currently located in Marietta, Georgia, where the Company is utilizing it for research and development work as well as a demonstration machine for potential customers. As of the date of this filing, the Company has entered into a five year license agreement for the processing of sulfur and sulfur derivative materials for North America, however there can be no assurance that the Company will achieve profitable operations.

Revenue Model

Our business plan contemplates that the Company will sell or lease machinery employing the dry disaggregation technology, and obtain a royalty based on the amount or value of the product processed through the dry disaggregation technology as is the case in the contaminated sulfur purification project entered into with Knoll Ventures of Calgary, Canada. The Company may also enter into joint venture or strategic partner arrangements in which the Company will retain an equity interest in the profits from the sale of products processed with our machinery. While the Company is in discussions with a number of other potential customers, the Company may be required to alter its revenue model if the Company is unsuccessful in signing contracts with these and other potential customers. In addition, our preferred revenue model may require us to obtain substantial additional financing and if the Company is unable to raise sufficient financing the Company may need to revise its business model or reduce its expectations.

Manufacturing

Currently, the Company does not manufacture the DDS machines but has entered into an agreement to purchase the equipment directly from an Italian manufacturer. It is the Company’s intention to transfer the manufacturing to North America in the near future. The Company currently has three machines on order for which the Company has made partial payments.

Competition

As of the date of this filing, the Company is unaware of any competitor which is focused on similar methods of increasing yields in food processing. However, there are numerous methods of increasing raw material yields using dissimilar processes and the Company will need to show attractive cost-savings to our customers in order to compete effectively.

Our primary competitors in the moleculerization market, manufacture milling equipment and are substantially larger and better capitalized than the Company. However, our process provides unique benefits and may provide superior results to traditional milling practices. The dry disaggregation technology permits the milling of products, primarily food products, at ambient temperature while traditional milling equipment generates heat in the milling process thus having the potential to “cook” the milled products. The “cooking” of the products, we believe, results in reduced nutritional value. In addition, the dry disaggregation technology is able to “mill” product to between 5 and 50 microns, which is well below the size of the traditionally milled products. It is believed that the smaller particles will be able to be absorbed more easily than the traditionally milled products.

Patents and Proprietary Protection

The Company relies on a combination of our patent, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. The Company has obtained the exclusive ownership of the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002, and also the patent granted by the U.S. Patent and Trademark Office, Patent No. 6,848,582 in February 2005. The Company is in the process of filing for protection of the patent assignment in the corresponding offices in the foreign jurisdictions. The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The Company is particularly sensitive to the protection of trade secrets and requires its customers, executives, technical employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. These agreements also generally provide that all confidential information relating to our business is the exclusive property of the Company.

Governmental Regulations

The Company is subject to various state and federal laws, regulations and guidelines relating to safe working conditions and sales practices. While our customers are generally subject to extensive regulation by the U.S. Food and Drug Administration, which may affect their specifications for products supplied by the Company, the Company’s products and operations are not directly subject to such regulation. Furthermore, our operations are such that the Company is not directly subject to any local, state or federal environmental laws.

Risk Factors

An investment in the shares of our common stock involves a high degree of risk. You should carefully consider the following factors and other information presented or incorporated by reference in this Annual Report on Form 10-KSB before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us may also impair our operations and business. If the Company does not successfully address any one or more of the risks described below, there could be a material adverse effect on our financial condition, operating results and business. The Company cannot assure you that the Company will successfully address these risks.

RISKS RELATED TO OUR BUSINESS

We will need additional sources of funding in the future which may not be available to us.

The development of our business will require significant additional capital in the future to, among other things, fund our operations, acquire machines to lease or employ in joint ventures and finance future acquisitions and investments. We have historically relied upon private sales of our equity to fund our operations. When we seek additional capital, we may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations. These sources of financing, or alternative sources, may not be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions or additional financings unattractive to us. If we are unable to raise additional capital, our growth will be impeded and we may never be able to generate revenue.

We are a development stage company and our operating history is limited.

We are in the development stage and our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise including the absence of an operating history. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we will operate. We have had no operating revenues to date and we may not achieve future revenues. As a result of the start-up nature of our business and the fact that we are incurring start-up expenses, we have sustained operating losses to date and we expect, at least until our equipment employing dry disaggregation technology is ready for commercialization, to continue to sustain operating losses. Equipment incorporating our technology may not be commercially viable. Further, we will continue to incur costs to:

•	invest in the research and development of equipment incorporating our technology, a significant amount of which may be unforeseen;

•	increase our marketing and selling activities for our equipment;

•	prosecute patents and continue to protect our intellectual property rights;

•	establish strategic partnerships and marketing and distribution relationships; and

•	develop additional infrastructure and hire additional management and other employees to keep pace with our growth.

We expect that these activities will result in operating losses for the foreseeable future, at least until we are able to commercialize equipment incorporating our technology.

If equipment incorporating our dry disaggregation technology is not commercially successful, we may never become profitable.

Our business is dependent on market acceptance of our technology and equipment. We may not realize contracts with target companies to provide our technology or equipment. Initial testing on a production version dry disaggregation machine by our consulting engineers has revealed that it does not fully disaggregate organic material to consistent quality and purity output levels demanded by the intended markets. Additional development work and testing is necessary. Such additional development work and testing may prove fruitless, and our production machine may never achieve satisfactory output levels. A number of other factors may also limit the market acceptance of our technology or equipment, including:

•	the timing of market entry of our equipment, as compared to competitive equipment;

•	the effectiveness of our equipment;

•	the competitive features of our equipment, including price, as compared to other similar equipment;

•	the extent and success of our sales and marketing efforts; and

•	unfavorable publicity concerning our technology or equipment or any similar technology or equipment.

Our technology is new and unproven.

Our business plan, based on a new technology, is relatively unproven. The market for the dry disaggregation technology is new. Our business plan depends upon obtaining revenues generated from market acceptance of the technology. The sale of equipment incorporating this technology is an unproven business. Many of our potential target customers may not have considered how dry disaggregation technology may benefit them. They may not find the technology beneficial to their businesses. To be successful, the technology must achieve market acceptance.

We depend on patents and other proprietary rights and we may not be able to protect our proprietary information.

Because we are developing equipment that relies on advanced and innovative technology, our success may depend in large part on our ability to protect our patents, and to obtain and effectively use patents and operate without infringing upon the proprietary rights of others. It is often costly to enforce intellectual property rights against infringing parties and effective intellectual property protection may be unavailable or limited in some foreign countries in which we intend to market our equipment and technology. Other risks related to our patent rights include the following:

•	challenge, invalidation or circumvention of issued patents owned by us;

•	rejection by the foreign patent authorities of our pending patent applications;

•	failure of the rights granted under our patents to provide sufficient protection;

•	failure by us to obtain additional patents;

•	infringement by one or more of our technologies on the intellectual property rights of others;

•	ability of third parties to circumvent patents issued to us;

•	claims by third parties that we have exceeded the scope of our permitted use or field of use that is specified for some of our intellectual property rights; and

•
claims by our consultants, key employees or other third parties that our equipment and technology are the result of technological advances independently developed by them and, therefore, not owned by us;

If any of these risks materialize, it may be difficult for us to commercialize, and generate revenues from, our technology.

We may not be able to protect our trade secrets and proprietary and confidential information and, therefore, may lose any competitive advantage that our proprietary rights provide.

In the operation of our business and development of our equipment, we rely, among other things, on trade secret protection for our proprietary and confidential information. However, trade secrets are difficult to protect and we cannot guarantee that others will not gain access to our trade secrets or disclose our technology, or that we can meaningfully protect our rights to unpatented trade secrets. Our agreements with our employees, consultants, advisors and strategic partners restricting the disclosure and use of trade secrets, inventions and proprietary and confidential information owned by us or developed for us may not provide meaningful protection for our proprietary and confidential information in the event of unauthorized use or disclosure of the information. In many instances, our research collaborators may have relationships with other commercial entities, which could or do compete with us. Therefore, these collaborators could quickly disseminate our proprietary and confidential information to our competitors. The dissemination of our proprietary and confidential information could have a material adverse effect on our business and may allow others to gain a competitive advantage over us or with respect to our technology or equipment. Also, trade secret laws do not protect against independent development by a third party, and we cannot guarantee that a third party will not independently develop technology that is the same or substantially the same as our proprietary technology. Such independent development by a third party could have a material adverse effect on our business.

Infringement claims by third parties could result in costly litigation, divert management’s attention and otherwise harm our business.

From time to time, third parties may assert that our equipment or technology infringes upon their proprietary rights. It is virtually impossible for us to be certain that no infringement exists, particularly where, as is the case with our equipment and technology, the specific equipment and processes to be commercialized have not yet been fully developed. These claims of infringement may result in:

•	protracted and costly litigation that could divert the time and energy of our management and technical personnel from other business activities;

•	a judgment requiring us to pay substantial damages, including punitive damages and our adversaries’ attorneys’ fees, or requiring us to indemnify our customers and licensors;

•	the issuance of an injunction halting sales or use of our equipment; or

•	a need to redesign our equipment or enter into royalty or licensing agreements with the third parties claiming infringement.

Any of the results described above would harm our business. Any claims against us, with or without merit, can be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented and substantial funds to defend our rights. Furthermore, many of the parties bringing claims may have greater resources than we do.

We will be dependent on third-party manufacturers.

We will rely on third parties to manufacture our equipment. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our equipment as planned. In addition, we may not be able to contract with third parties to manufacture our equipment in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our equipment. Changes in our manufacturers could require costly testing and facility inspections. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our equipment. As a result, the sale and marketing of our equipment could be delayed or we could be forced to develop our own manufacturing capacity, which would require substantial additional funds and personnel.

Sales of substantial amounts of shares eligible for future sale may adversely affect our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market after the closing of this offering, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

We are dependent on key personnel and the loss of these key personnel or our inability to recruit new personnel could have a material adverse effect on our success.

We are dependent upon the efforts of Mr. Spencer Sterling, Ms. Kerin Franklin and Mr. Joseph Fasciglione, our president and chief executive officer, chief technology officer and chief financial officer. We have employment agreements only with Mr. Sterling and Ms. Franklin. We do not have any “key-person” insurance. In addition, if we are to be successful, we will need to recruit additional management depth as well as sales, marketing and technical personnel. If we are unable to recruit personnel, it may have an adverse effect on our business.

If we are unable to find new applications for the licensed technology our business could be adversely affected.

Our success is based, in part, on our ability to discover new markets and applications of our dry disaggregation technology, which customers will be able to utilize economically. As a result, we continue to invest in market development in order to enable us to identify new markets and applications of the technology to meet consumer demands. Despite investments and efforts in this area, we may not discover new markets or applications that will be accepted by our potential customers.

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

The volatility of the stock market may have an adverse affect on our stock price.

The stock market in recent periods has experienced and continues to experience significant price and volume fluctuations, which have affected the market price of the stock of many companies and which have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as a shortfall in sales or earnings compared to securities analysts’ expectations, changes in analysts’ recommendations or projections or general economic and market conditions, may adversely affect the market price of our common stock.

We may not be able to fully exploit our technology in Europe, Asia and Oceania.

In connection with the transactions, pursuant to which we acquired the patent for our technology, we entered into a Technology License Agreement with High Speed Fragmentation B.V. (“HSF”), pursuant to which we granted a non-exclusive license for our dry disaggregation technology to HSF. Under the Technology License Agreement, HSF may sell, license, rent, and distribute products embodying the technology throughout Europe, Asia and Oceania. IF HSF is able to develop a commercially viable new product that may be manufactured or derived through the use of our technology, HSF shall have the exclusive right for a period ninety days, to market the product and, enter into a bona fide binding agreement for the sale of the product in Europe, Asia or Oceania. Thereafter, we and HSF may market the product in Europe, Asia and Oceania. Thus, we may not be able to fully exploit the technology in Europe, Asia and Oceania.

Pending litigation may have a material adverse effect on us.

As disclosed in Item 3: Litigation Proceedings below, the Company is party to certain legal proceedings, any one of which, if determined against us, could have a material adverse effect on our business, prospects and results of operations.

RISKS RELATED TO OUR INDUSTRY

Technological advances by competitors could have an adverse effect on our business.

We face competition due to technological advances by competitors employing alternative methods of processing byproducts of agricultural processes. Although the dry disaggregation technology employs a unique process, many other companies have substantially greater resources than us and may develop competing technology using alternative processes.

In order to remain competitive we need to continue to strive to promote the advantages of our technology over others in the market. However, if a competitor introduces a competitively successful technology, it could have a material adverse effect on our business, results of operations or financial condition.

A majority of our customers are in the agricultural industry. Agricultural risks experienced by our customers may have an adverse effect on our business.

Many of our potential customers for dry disaggregation technology are in the agricultural industry, and thus, the demand for the technology is subject to a variety of agricultural risks. Extreme weather conditions, disease, insects and pests can materially and adversely affect the quality and quantity of agricultural products produced by some of our potential customers. These factors may affect a substantial portion of our production facilities in any year and have a material adverse effect on our business, results of operations or financial conditions.

International operations subject us to risks associated with operating in foreign countries.

We intend to market our equipment and technology outside of the United States. As a result of international operations, we will be subject to risk associated with operating in foreign countries, including:

•	devaluation and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by our foreign presences;

•	imposition or increase of withholding and other taxes on remittances and other payments by our foreign presences;

•	trade barriers;

•	political risks, including political instability;

•	reliance on third parties to distribute our equipment;

•	hyperinflation; and

•	imposition of increased investment and other restrictions by foreign governments.

ITEM 2. DESCRIPTION OF PROPERTIES
The Company owns no real property and currently leases all of its office space. The Company leases the office space that houses its executive offices in Boca Raton, Florida, totaling approximately 1950 square feet. The lease expires in January 2007. The Company uses this facility for its executive, marketing, administrative, finance and management personnel.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at December 31, 2004 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that it is entitled to receive consulting fees under a consulting agreement (See Note 3 to the Company’s Financial Statements). The Company suspended payments and terminated the consulting agreement due to non compliance by the plaintiff with the terms of the agreement. The Company has filed a counterclaim against the plaintiff for breach of contract and breach of fiduciary duty.

On August 1, 2003, the Company entered into a nonbinding Pre-Formation Agreement with Xethanol Corporation (“Xethanol”), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol's plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. In December 2004 the Company filed an amended Verified Complaint for injunctive relief. Arbitration hearing has been set to commence in the end of June, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “DDSU.OB.” The first trading activity in our common stock was April 10, 2003. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

Quarter Ended	High	Low

March 31, 2004	$6.00	$2.00
June 30, 2004	$3.65	$1.70
September 30, 2004	$2.80	$0.75
December 31, 2004	$1.00	$0.34
Through March 31, 2005	$1.15	$0.65

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Stockholders

The approximate number of holders of record of our common stock as of March 31, 2005 is 206, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividends

The Company has not declared or paid any dividends on our shares of common stock. The Company intends to retain future earnings, if any, that may be generated from our operations to finance our future operations and expansion and does not plan for the reasonably foreseeable future to pay dividends to holders of our common stock. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities the Company has issued through equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders (1)	1,800,000	5.23	1,200,000
Total	1,800,000	5.23	1,200,000

(1) The Company intends to submit its 2003 Stock Option Plan to its shareholders at its next annual meeting of shareholders.

Recent Sales of Unregistered Securities

On May 28, 2004 the Company completed a private placement with certain investors pursuant to which the Company raised $1,618,450 in exchange for (i) the issuance of 490,439 shares of our common stock and (ii) warrants providing the right to holders to purchase up to an additional 490,439 shares of common stock at $3.75 per share, exercisable until May 28, 2007. All of the investors were at the time of the offer and sale of the securities ‘accredited investors’ as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”) and such offer and sale to these investors was made in reliance upon the exemption from registration under Section 4(2) of the 1933 Act and Rule 506 adopted there under. The principal placement agent for the transaction was The Shemano Group, Inc. Pursuant to a one-year agreement the Company entered into with them on April 23, 2003, their compensation for the May 28, 2004 transaction was $161,845 in fees and commissions and warrants to purchase 24,522 shares of common stock of the Company at $3.75 per share, exercisable until May 28, 2007.

On April 12, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, the Company issued to the Purchasers 2,175 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), stated value of $1,000 per share for a purchase price of $2,175,000 and the Company may raise up to an additional $1,825,000 through the sale of additional shares of Series A Preferred Stock. The Series A Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s Common Stock, $.0001 par value per share (“Common Stock”), at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in Common Stock, at the Company’s option.

Each Purchaser also received two warrants, a long term warrant (the “Long Term Warrants”) exercisable for a period of five years to acquire shares of Common Stock and a short term warrant (the “Short Term Warrants”) exercisable for a period of one year to acquire additional shares of Series A Preferred Stock and Long Term Warrants. The Long Term Warrants in the aggregate are exercisable for approximately 2.3 million shares of Common Stock at a price of $.875 per share. The Short Term Warrants in the aggregate are exercisable for (i) the same number of shares of convertible preferred stock (the “Short Term Warrant Preferred Stock”) as shares of Series A Preferred Stock were issued in the offering and (ii) Long Term Warrants for a number of shares of Common Stock equal to 35% of the number of shares of Common Stock issuable upon conversion of the Short Term Warrant Preferred Stock. The Short Term Warrant exercise price is $1,000 per share of Short Term Warrant Preferred Stock together with the accompanying Long Term Warrants. The Short Term Warrant Preferred Stock has the same rights and preferences as the Series A Preferred Stock, except the conversion price of the Short Term Warrant Preferred Stock is initially $0.85 per share.

The Company paid an aggregate of $217,500 and issued an aggregate 155,357 Long Term Warrants to The Shemano Group who acted as the selling agent.

The shares of Series A Preferred Stock, Long Term Warrants and Short Term Warrants were issued in the offering in reliance upon the exemption from registration contained in Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company determined that this exemption was available because of the nature of the Purchasers. In making this determination the Company relied in part upon representations made by each Purchaser.

Also on April 12, 2005, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to within 30 days following the date thereof, prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock or exercise of the Long Term Warrants.

Four of the Company’s directors, James R. von der Heydt, Dr. Marc J. Mallis, Leo Paul Koulos and Charles F. Kuoni III purchased $25,000, $20,000, $20,000 and $20,000, respectively, of Series A Preferred Stock, Long Term Warrants and Short Term Warrants in the offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Background

DDS Technologies USA, Inc. (formerly Fishtheworld Holdings, Inc.) and subsidiary is a development stage company with no revenues since its inception on July 17, 2002. The Company had been engaged in the process of obtaining the license rights and exclusive marketing rights for a dry disaggregation technology for North, South and Central America, the Caribbean (excluding Cuba) and Africa.

On November 14, 2002, Black Diamond Industries, Inc., (“Black Diamond”) a public Florida corporation, conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada company pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93% of Black Diamond. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond returned 13,564,350 shares of common stock to treasury.

In December 2002, the Company changed its name to DDS Technologies USA, Inc. and reincorporated in the state of Delaware. Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. (“Fishtheworld”), a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of the company. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld.

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

DDS Technologies USA, Inc. is a Nevada corporation, the address of our principal executive office is 150 East Palmetto Park Road Suite 510 Boca Raton, Florida 33432, and our telephone number at that address is (561) 750-4450. DDS Technologies USA, Inc. was formed in July 2002 for the purpose of commercializing our dry disaggregation technology. During the third quarter of 2004, the Company entered into a series of Agreements pursuant to which the Company acquired ownership of the patent rights for the dry disaggregation technology, which the Company had previously licensed. The Company also acquired ownership of two prototype machines.

Following the assignment of the patent, the Company filed the assignment with the United States Patent and Trademark Office. Subsequently, the United States Patent and Trademark Office issued the Company a patent, U.S. Patent No. 6,848,582, for its dry disaggregation system (Micrometric Separator Technology). The Company is also in the process of filing the assignment in the corresponding offices in the foreign jurisdictions where the patent has been applied for or obtained.

The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The Company’s Management believes that this DDS technology is a unique process, in which fragments of organic and inorganic matter are "crushed to collision" enduring violent accelerations and decelerations causing the disaggregation of the material’s structure. The proprietary DDS technology utilizes a longitudinal micrometric separator, along with other technologies, to separate various fractions (proteins, fibers, starch, etc.) into value added products for further processing or resale. This technology and its end results are believed by the various companies that the Company has contacted to have tremendous potential value both economically and nutritionally. Management of the Company believes that the results obtained utilizing the DDS technology are unattainable with any other currently available technology.

Initial work on the production version of the Company’s dry disaggregation machine by the Company’s consulting engineers has revealed that it does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize very effectively to particle sizes of between 1 and 5 microns which provides application opportunities and commercial potential in a number of industries.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following significant policies as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

A.	The carrying amount of our patent.

B.	The assumptions used in calculating the fair value of our stock options and warrants issued using the Black-Scholes pricing model.

The Company believes the following is among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.
The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets.

Year Ended December 31, 2004

Results of Operations

From July 17, 2002 (inception) through December 31, 2004 the Company has incurred an accumulated deficit of $12,068,876. To date, the Company has yet to achieve revenues. During the twelve months ended December 31, 2004 the Company incurred a net loss of $6,990,752 in comparison to a net loss of $4,670,321 for the prior twelve months ended December 31, 2003. There are a few key reasons for the increase in the net loss. In 2004 the Company recorded a machinery and deposits impairment charge of $2,602,775. Additionally, professional fees decreased in 2004 due to a nonrecurring charge of $465,000 recorded in 2003 as well as a settlement in 2004 reducing legal fees by approximately $350,000. Salaries and related taxes and benefits increased by approximately $390,000 due to full impact of 2003 new hires and implementation of medical insurance benefits. General and administrative costs increased primarily due to full impact of general insurance. The Company anticipates that losses from operations will continue for the remainder of the year 2005 primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if the Company is not able to successfully implement our business model, the Company may not be able to achieve profitability.

The Company has marketed its technology to various large U.S. and Latin American companies resulting in Memoranda of Understanding and has recently signed one contract and anticipates that other contracts may be signed soon. The contract signed is a five year licensing agreement with a Canadian firm for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. However there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

The Company had funded our losses to date and patent acquisitions through the private placements of our common stock and financing from accredited investors. The Company believes that it can continue to do so until the Company achieves positive cash flow from operations. Since inception, the Company raised net proceeds of $10,556,970 from the sale of 2,597,487 shares of our common stock. As a result of the Company’s net loss, the Company's cash balance at December 31, 2004 was $442,762. On April 12, 2005, as described above, the Company entered into a Securities Purchase Agreement. As a result of the net funds received of $1,957,500 from the sale of these securities, the Company believes that it will have sufficient liquidity and capital resources to meet its obligations in the coming year. While Management believes that the Company may be able to raise additional capital in the event that the need arises, there can be no assurance that the Company will be successful in raising additional capital.

Plan of Operations

For the fiscal year ended December 31, 2004, the Company plan of operations focused on three primary objectives:

1.	Raising capital through private offerings;
2.	working with the Company’s consultants to develop and enhance the Company’s technology; and
3.
finding customers to purchase or lease from us machinery which employs the dry disaggregation technology or enter into joint venture or strategic partner arrangements with us based on their use of our machinery.

During 2005, the Company intends to continue efforts to improve and enhance its technology through ongoing research and development. The Company also intends to continue to develop potential customers, testing of customer’s products and prepare for the commencement of commercial operations. The Company plans on purchasing machines throughout the year based on customer demands. Management plans on paying for the machines by receiving deposits from our customers for each machine ordered, subsequent progress payments, royalty payments received and capital raised through the sale of securities as described above.

Off-Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to classify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for the Company beginning in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board (“APB”) No. 29”. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”.

Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

Management does not expect the implementation of these recent pronouncements to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Financial information required in response to this Item 7 of Form 10-KSB is set forth at pages F-1 through F-27 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the reporting period. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Background of Directors and Executive Officers

The following is a description of the business experience of each of our directors and executive officers:

Spencer L. Sterling, President, Chief Executive Officer and Director

Spencer L. Sterling, aged 70, joined the company as President, Chief Executive Officer and Director in October 2003. Prior to joining us Mr. Sterling held senior management positions with the Ford Motor Company in South Africa, Australia, Canada, Europe and the United States; and with the Sigma Motor Corporation, a wholly owned subsidiary of the Anglo American Corporation in South Africa.

Mr. Sterling was a senior management member of Ford Motor Company’s Engine Division, in Detroit. During this time, he spearheaded the building of strategic manufacturing facilities for the company in Mexico and Taiwan. He was Managing Director of the Sigma Motor Corporation that merged with Ford South Africa, in 1985, to form the South African Motor Corporation (SAMCOR). Mr. Sterling was appointed Group Managing Director and Chairman of subsidiaries. In 1992 he was appointed Chairman of the SAMCOR Board and a Director of The Anglo American Industrial Corporation.

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

Kerin Franklin, Chief Technology Officer

Kerin Franklin, aged 39, joined the Company in May 2003 as Chief Technology Officer. Prior to joining us, Ms. Franklin was General Manager and CEO of FoodWave (a start-up business involving new technology in milling and grinding food stuff) and Senior Vice President of Research and Development and QA for Frontier Natural Brands (2001 to 2003), Vice President of Research and Development, Celestial Seasonings Inc., (1999 to 2001 and 1995 to 1998) and Senior Director of Research and Development, the Daily Wellness Company. Ms. Franklin has an M.S. Degree in Food Science and Human Nutrition from Colorado State University.

Joseph Fasciglione, Chief Financial Officer

Joseph Fasciglione, aged 52, joined the Company in October 2002. Prior to joining us he held the position of President of Alliance Financial Services, a financial consulting company providing services to small and medium sized businesses. From 1998 until 2000 Mr. Fasciglione was employed as a business analyst for AT&T Wireless Services where he provided financing analysis related to local cluster operations. From 1995 to 1997, Mr. Fasciglione acted as Director of Business Operations for AT&T Wireless Services during which time he held primary responsibility for budget preparations, forecasting and various financial analysis. From 1993 until 1994, Mr. Fasciglione acted as Operations Manager also for AT&T Wireless Services. From 1990 to 1992, he held the position of CFO for Professional Reimbursement Solutions of Dallas, Texas, where he was responsible for all financial and administrative functions for a large closely held operation. From 1983 until 1990, Mr. Fasciglione held at different times the positions of Regional Business Manager & Controller, Assistant Controller and Manager of Budgeting and Internal Reporting for Metromedia Paging of Dallas, Texas. From 1981 until 1983 he acted as Corporate Accounting Manager for Homequity Relocation Services, Inc. of Wilton, Connecticut. Mr. Fasciglione acted as Corporate Budget manager for Frank B. Hall & Company, Inc., a major international commercial insurance brokerage firm from 1979-1981 and as Senior Internal Auditor for Levitt Homes, Inc. from 1976 until 1979. Mr. Fasciglione also served as a Staff Auditor for Grant Thornton Accountants and Management Consultants from 1975 to 1976. Mr. Fasciglione holds a BBA in Accounting from Iona College, New Rochelle, New York, and a CPA designation from New York.

James R. von der Heydt, Chairman of the Board

James R. von der Heydt, aged 52, joined the Board of Directors in October 2003. From 2002 to present, Mr. von der Heydt has served as a president and founder of Inno-Ventures, LLC, a consulting firm dedicated to strategic planning and capital raising for life science start-ups. Prior to founding Inno-Ventures, LLC, Mr. von der Heydt held senior executive positions with Ralston Purina Company including Executive Vice President, Global R & D and New Products (2001 - 2002), Executive Vice President, Business Development and Worldwide Innovation (1996 - 2001), and Executive Vice President, Pet Food Marketing and R & D (1994-1996). Mr. von der Heydt is Vice President, Humane Society of Missouri and is a member of the Board of Trustees of the St. Louis Zoo and the Center for Business Ethics at St. Louis University.

Leo Paul Koulos, Director

Leo Paul Koulos, aged 71, joined the Board in October 2003. Prior to the sale of his company, Mr. Koulos was President and Chief Executive Officer of National Coupon Redemption Service, Inc., a national clearinghouse for manufacturers’ cents-off coupons and, served as Chairman and Chief Executive Officer of Coupon Processing Associates, Inc., of Texas, and its Mexican affiliate, Enlace Vital, S.A. de. C.V. Mr. Koulos is currently Chairman of International Outsourcing Services, LLC, its successor company. Mr. Koulos received a Bachelor’s degree from the University of San Francisco. Mr. Koulos serves on the Board of Directors of Zindart, Ltd., a leading, publicly traded, manufacturer of high-quality, die-cast and injection-molded products. He also sits on the Advisory Board of Chinavest, Inc., an investment banking firm.

Previously, Mr. Koulos was a Board member of Synergex Corporation, a major national wholesaler of pharmaceuticals which was acquired by Bergen Brunswig and was a founding director of The Pacific Bank, N.A. in San Francisco, a publicly traded banking institution.

Charles F. Kuoni III, Director

Charles F. Kuoni III, aged 53, joined the Board of Directors in October 2004. Mr. Kuoni is president, and CEO of Met-Coil Systems, LLC, a wholly-owned subsidiary of Mestek, Inc., an NYSE listed company since 2003. From 1998 to 2003 Mr. Kuoni was a Managing Director for Nightingale & Associates, LLC, a privately held consulting firm. Prior to 1998, Mr. Kuoni held various senior level management positions in the healthcare, travel and consulting industries. Mr. Kuoni is a graduate of Texas Christian University and holds a Masters in Management from Northwestern Kellogg Graduate School of Management. Mr. Kuoni was an auditor with Arthur Anderson & Company and is a certified public accountant from Illinois.

Dr. Marc Mallis, M.D., Director

Dr. Mallis, aged 54, joined the Board of Directors in August 2002. Dr. Mallis is a principal with Retina Vitreous Associates of Florida Agia, Mallis and Pautler P.A. Inc., from 1980 to the present, where he is engaged in the practice of medicine with a specialty in ophthalmology.

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

Robert J. Rosen, Director

Robert J. Rosen, aged 56, joined the Board of Directors in May 2004. Mr. Rosen is a managing member of Greyhawke Capital Advisors, LLC since 1998. Prior to 1990, Mr. Rosen practiced real estate and securities law as a partner at Hertzog Calamari and Gleason, and Rosen Hacker and Nierenberg. Mr. Rosen graduated from the University of Massachusetts and was a Harlan Fiske Stone Scholar and a graduate of Columbia Law School.

SECTION 16(a) REPORTING REQUIREMENTS

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company and persons who beneficially own more than 10% of the Company’s common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during the fiscal year ended December 31, 2004, all filing requirements applicable to reporting persons were met, except with respect to the following:

Robert Rosen filed Forms 3 and 4 on April 15, 2005, and Charles F. Kuoni III filed a Form 3 on December 29, 2004 and a Form 4 on April 15, 2005, which forms were due to be filed prior to their actual filing during the year ended December 31, 2004. The filing of such reports was inadvertently omitted by Messrs. Rosen and Kuoni.

Audit Committee

The Company has an audit committee established by the Board of Directors. The committee consists of Charles F. Kuoni III, Leo Paul Koulos, and Dr. Marc Mallis. Each of the members of the audit committee meets the independence and experience requirements of the applicable laws and regulations including the Sarbanes-Oxley Act. Mr. Kuoni is the chairman of the audit committee and meets the definition of “audit committee financial expert”, as defined under Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The Company believes that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

The audit committee makes recommendations concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The audit committee met on four occasions during the fiscal year ended December 31, 2004 with all members present at each meeting with the exception of Mr. Kuoni who joined the Board in October 2004.

Compensation and Corporate Governance Committees

On March 20, 2004, the Board of Directors established a compensation committee and a separate corporate governance committee, both consisting of Leo Paul Koulos, James R. von der Heydt and Dr. Marc Mallis. The Compensation Committee met on four occasions in the year ended December 31, 2004.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Annual Compensation					Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options	LTIP Payouts ($)	All Other Compensation ($)

Spencer L. Sterling President & Chief Financial Executive Officer (1)	2004	147,130	50,000			400,000
	2003	25,000		28,900

(1) Mr. Sterling has served as President and Chief Executive officer since October 30, 2003.

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

In October 2003, the Company also granted stock options to the members of its Board of Directors. Each member was issued as compensation for his services, a stock option to purchase 50,000 shares at an exercise price of $8.00 per share.

In March 2004, the Company also granted stock options to the members of its Board of Directors. Each member was issued a stock option to purchase 50,000 shares at an exercise price of $3.96 per share exercisable one year from grant date and expiring in March, 2015.

In May 2004, the Company granted a one time stock option to the outside members of its Board of Directors. Each member was issued a stock option to purchase 100,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May, 2015.

In May 2004 and October 2004, the Company granted stock options to two new Board members. In May 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May 2015. In October 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $0.63 per share exercisable one year from grant date and expiring in October, 2015.

Employment Agreements

On March 29, 2005 the Company entered into a five year employment agreement with Spencer Sterling as President and Chief Executive Officer. Mr. Sterling will be compensated with an annual base salary of $150,000. Mr. Sterling’s salary will be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. The base salary also shall be reviewed within 45 days after the Company raises additional capital of at least $2,000,000 on or before June 1, 2005.

Mr. Sterling will be permitted to participate in pension, profit sharing, bonus, life insurance, medical and other employee benefit programs offered by us. He is additionally granted the option to purchase up to 400,000 shares of our common stock at an exercise price of $1.00 per share subject to the terms and conditions of the option agreement.

In May 2003, the Company entered into an employment agreement with Kerin Franklin as our Chief Technology Officer. For her services, Ms. Franklin will be compensated with an annual base salary of $84,000 and is eligible to receive an annual bonus at the discretion of the Board of Directors. Ms. Franklin is also entitled to a commission, payable quarterly, equal to 5% of the prior quarter’s net cash receipts attributable to business she secured.

Ms. Franklin will be permitted to participate in pension, profit sharing, bonus, life insurance, medical and other employee benefit programs offered by us. She is additionally granted pursuant to the Plan, the option to purchase up to 600,000 shares of our common stock at an exercise price of $5.00 per share. Ms. Franklin will also be offered an office allowance for expenses. Upon her termination for “Good Reason” or other than “For Cause” under the agreement, Ms. Franklin will be paid a lump sum severance payment equal to her basic compensation, including her salary, bonuses and benefits, for the greater of 18 months or until May 15, 2008.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)
	Number of	Percent Of	Exercise Price	Expiration Date
	Securities	Total	(S/Sh)
	Underlying	Options
	Options Granted	Granted to
Name	(=)	Employees
In Fiscal
Year

Spencer L. Sterling President & Chief Financial Executive Officer	50,000	7.7%	3.96	03/02/2015

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FINANCIAL YEAR-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($) Exercisable/Unexercisable
Spencer L. Sterling President & Chief Financial Executive Officer	0	—	50,000/ 450,000	0 / 0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Capital Stock

The following table sets forth information regarding beneficial ownership of our capital stock as of March 31, 2005 for:

(i)	each person, or group of affiliated persons, known by us to own beneficially 5% or more of our capital stock;

(ii)	each of our directors;

(iii)	each of our named executive officers; and

(iv)	all directors and executive officers as a group;

The percentage of beneficial ownership is based on 19,235,542 shares of our common stock outstanding as of March 31, 2005.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2005 are considered to be beneficially owned by such person and (ii) shares of common stock which can be acquired upon the exercise of all outstanding warrants within 60 days of March 31, 2005 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned (1)
	Common Stock
Name	# of Shares	% of Total
Spencer L. Sterling (President, Chief Executive Officer and Director) c/o DDS Technologies USA, Inc. 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	150,000 (2)	*	%
Joseph Fasciglione (Secretary, Treasurer and Chief Financial Officer) 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	102,250	*	%
Kerin Franklin (Chief Technology Officer) c/o DDS Technologies USA, Inc. 150 E. Palmetto Park Road, Suite 510 Boca Raton, FL 33432	600,000 (3)	3.0%

DDS Technologies Ltd. (4) c/o DDS Technologies USA, Inc. 150 East Palmetto Park Road, Suite 510 Boca Raton, FL 33432	4,000,000	20.1%
Dr. Marc Mallis (5) (Director) 2975 Rolling Woods Drive Palm Harbor, FL 34683 and Mallis Limited Partnership (5) 2975 Rolling Woods Drive Palm Harbor, FL 34683	1,245,500 (2)	6.5%
James R. von der Heydt (Director) 603 West Polo Drive Clayton, MO 63105	60,000 (2)	* %
Robert J. Rosen (Director) c/o DDS Technologies USA, Inc. 150 East Palmetto Park Road, Suite 510 Boca Raton, FL 33432	7,500	* %
Leo Paul Koulos (Director) 821 Marina Blvd San Francisco, CA 94123	60,000(2)	* %
Charles F. Kuoni III (Director) c/o DDS Technologies USA, Inc. 150 East Palmetto Park Road, Suite 510 Boca Raton, FL 33432	5,500	0%
Mr. & Mrs. Lee Rosen (6) 17698 Foxborough Lane Boca Raton, FL. 33496	1,179,000	6.1%
Directors and Executive Officers as a Group	2,230,750	11.1%

* Less than 1% of the outstanding shares of common stock of the Company.

(1) Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power.

(2) Includes options to purchase 50,000 shares of common stock of the Company at an exercise price of $8.00 per share, which are exercisable within 60 days.

(3) Kerin Franklin holds options to purchase 600,000 shares of common stock of the Company at an exercise price of $5.00 per share, all of which are exercisable.

(4) DDS Technologies Ltd. held the patent for the dry disaggregation system technology which was subsequently assigned to the Company. Umberto Manola holds 60% of the outstanding shares of common stock of DDS Technologies Ltd.

(5) Dr. Marc Mallis, MD is the General Partner of The Mallis Limited Partnership and serves on the Board of Directors of the Company. Shares held by The Mallis Limited Partnership are owned beneficially by Dr. Mallis.

(6) Of these 1,179,000 shares of common stock of the Company, 604,000 shares are owned by Lee Rosen and 575,000 shares are owned of record by Julia Rosen. Lee Rosen is a founder of, and consultant to, the Company and brother to Robert J. Rosen.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2004, or subsequent thereto to which the Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Dr. Mallis has participated in a number of our private placement transactions and his purchase. Lee Rosen, a founder of the Company, provides consulting services to the Company pursuant to a consulting agreement dated March 30, 2004 and expiring on June, 2010 with compensation of $15,000 per month. This replaces a consulting agreement dated October 1, 2002 whereby Mr. Rosen provided consulting services to the Company for compensation of $30,000 per month. Robert J. Rosen, a director is the brother of Lee Rosen.

Four of the Company’s directors, James R. von der Heydt, Dr. Marc J. Mallis, Leo Paul Koulos and Charles F. Kuoni III purchased $25,000, $20,000, $20,000 and $20,000, respectively, of Series A Preferred Stock, Long Term Warrants and Short Term Warrants in the Company’s offering recent offering of Series A Preferred Stock on April 12, 2005 see Item 5 Recent Sales of Unregistered Securities.

Indebtedness Of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements Incorporated by Reference

The Company’s financial statements and the report of Weinberg & Company, P.A. which are set forth in the contents to the Consolidated Financial statements on pages F-1 through F-28 of this annual report are filed as a part of this annual report.

Page	Financial Statement or Report
F-3	Report of Independent Registered Public Accounting Firm

F-4	Consolidated Balance Sheets as of December 31, 2004 and 2003

F-5	Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from July 17, 2002 (inception) through December 31, 2004.

F-6-8	Consolidated Statement of Stockholders' Equity for the period from July 17, 2002 (inception) through December 31, 2004

F-9	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from December 17, 2002 (inception) through December 31, 2004.

F-10-28	Notes to Consolidated Financial Statements as of December 31, 2004 and 2003.

Exhibits

Exhibit	Description

3.1 [1]	Articles of Incorporation of DDS Technologies USA, Inc.
3.2 [1]	By-laws of DDS Technologies USA, Inc.
4.1	The rights of the holders of shares of the Company’s Common Stock, par value $.0001, are set forth in the Company’s Articles of Incorporation as referenced in Exhibit 3.1 hereto.
4.2
The rights of the holders of shares of the Company’s Series A Preferred Stock, par value $.0001, are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock dated April 13, 2005 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed April 14, 2005).

4.3	Form of Long term Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed April 14, 2005).
4.4	Form of Short Term Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed April 14, 2005).
4.5
Securities Purchase Agreement, dated as of April 12, 2005, by and among DDS Technologies USA, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed April 14, 2005).

10.1	Registration Rights Agreement by and among DDS Technologies USA, Inc. and certain shareholders (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 15, 2003).
10.2
Securities Exchange Agreement by and among Fishtheworld Holdings, Inc., a Florida corporation, and the shareholders of DDS Technologies USA, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Company’s Schedule 13D filed April 14, 2003).

10.3	Agreement and Plan of Merger by and between Fishtheworld, Inc. and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on June 6, 2003).
10.4
Share Purchase Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 15, 2003).

10.5
Registration Rights Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 15, 2003).

10.6
Securities Purchase Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP, dated October 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2003).

10.7
Registration Rights Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2003).

10.8
Employment agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated as of March 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2005).

10.9
Stock option agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated as of March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 31, 2005).

10.10
Employment agreement by and between DDS Technologies USA, Inc. and Kerin Franklin dated May 15, 2003 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-110409)).

10.11
First Amended and Restated Consulting Services Agreement, by and between DDS Technologies USA, Inc. and Lee Rosen, dated March 30, 2004. (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed on April 14, 2004).

10.12
Registration Rights Agreement, dated as of April 12, 2005, by and among DDS Technologies USA, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2005).

10.13
Memorandum of Understanding among the Company and High Speed Fragmentation B.V. Intel Trust S.A., a Switzerland trust, Haras Engineering Corp., a Panama entity, Giancarlo Lo Fiego, and Adriano Zapparoli (executed only by the Company, Mr. Lo Fiego and Mr. Zapparoli) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 4, 2004).

10.14
Memorandum of Understanding among the Company, Umberto Manola, Haras Engineering Corp., High Speed Fragmentation B.V., and Intel Trust S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2004).

10.15	Mutual Release between the Company and Umberto Manola (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 8, 2004).
10.16	Deed of Sale among the Company, Umberto Manola and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 8, 2004).
10.17
Mutual Release among the Company, Haras Engineering Corp., High Speed Fragmentation B.V., Intel Trust S.A., Giancarlo Lo Fiego and Adriano Zapparoli (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 8, 2004).

10.18	Standstill Agreement between the Company and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed November 8, 2004).
10.19	Technology License Agreement between the Company and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed November 8, 2004).
10.20
Notice of Voluntary Dismissal filed by the Company in The United States District Court for the Southern District of Florida with respect to case number 04-80695-CIV-Middlebrooks/Johnson (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed November 8, 2004).

10.21
Exclusive License Agreement dated February 18, 2005 by and among Sulfur Solutions, Inc., Knoll Ventures, Inc., and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed March 2, 2005).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on April 14, 2004).
21.1 [1]	Subsidiaries of the Company.
31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference to the corresponding Exhibit filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-110409).

Reports on Form 8-K in the Fourth Quarter of 2004

Form 8-K filed on November 8, 2004 to report the following:

Mutual Release between the Company and Umberto Manola.

Deed of Sale among the Company, Umberto Manola and High Speed Fragmentation B.V.

Mutual Release among the Company, Haras Engineering Corp., High Speed Fragmentation B.V., Intel Trust S.A., Giancarlo Lo Fiego and Adriano Zapparoli.

Standstill Agreement between the Company and High Speed Fragmentation B.V.

Technology License Agreement between the Company and High Speed Fragmentation B.V.

Notice of Voluntary Dismissal filed by the Company in The United States District Court for the Southern District of Florida with respect to case number 04-80695-CIV-Middlebrooks/Johnson.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audits of our consolidated financial statements as of December 31, 2003 and December 31, 2004 and for the periods then ended, and reviews of our consolidated financials statements included in our Form 10-KSBs and 10-QSBs, or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004: $63,000 Weinberg & Company, P.A.

2003: $63,000 Weinberg & Company, P.A.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit and review of our consolidated financial statements and are not reported in the preceding paragraph that relate to reviews of the Company’s SEC Registration Statements were:

2004: $27,500 Weinberg & Company, P.A.

2003: $2,400 Weinberg & Company, P.A.

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

SIGNATURE	TITLE	DATE

/s/ SPENCER L. STERLING	President, Chief Executive	April [__], 2005
Spencer L. Sterling	Officer, Director

/s/ JOSEPH FASCIGLIONE	Chief Financial Officer,	April [__], 2005
Joseph Fasciglione

/s/ JAMES R. VON DER HEYDT	Director	April [__], 2005
James R. von der Heydt

/s/ LEO PAUL KOULOS	Director	April [__], 2005
Leo Paul Koulos

/s/ CHARLES F. KUONI III	Director	April [__], 2005
Charles F. Kuoni III

/s/ DR. MARC MALLIS, M.D.	Director	April [__], 2005
Dr. Marc Mallis, M.D.

/s/ ROBERT ROSEN	Director	April [__], 2005
Robert Rosen

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004.

PAGES	F-6 - F-8	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004.

PAGE	F-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004.

PAGES	F-10 - F-28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
DDS Technologies U.S.A., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of DDS Technologies U.S.A., Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from July 17, 2002 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DDS Technologies U.S.A., Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations, and their cash flows for the years then ended and for the period from July 17, 2002 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 17, 2005, except for Note 15 which is as of April 14, 2005

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$442,762	$1,174,281
Inventory, net	220,536	—
Prepaid expenses	253,560	318,871
Total Current Assets	916,858	1,493,152

FIXED ASSETS, NET	39,666	24,277
PATENT	4,935,000	4,700,000
DEPOSITS ON PURCHASE OF MACHINERY	575,714	4,000,976
OTHER ASSETS	—	7,977

TOTAL ASSETS	$6,467,238	$10,226,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	358,474	238,831
Accrued professional fees	$77,009	$311,048
Total Current Liabilities	435,483	549,879

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.0001 par value, 25,000,000 shares authorized,
19,235,542 and 18,715,103 shares issued and outstanding,
respectively	1,923	1,871
Additional paid-in capital	18,171,587	16,347,363
Deferred consulting expense	(72,879	(1,356,533)
Note receivable - related party	—	(235,000)
Interest receivable - related party	—	(3,074)
Deficit accumulated during development stage	(12,068,876)	(5,078,124)
Total Stockholders' Equity	6,031,755	9,676,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,467,238	$10,226,382

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period From July 17, 2002 (Inception) Through December 31, 2004

REVENUES	$—	$—	$—

EXPENSES
Professional fees	2,724,110	3,673,263	6,722,591
Salaries and related taxes	628,416	233,240	861,656
General and administrative	906,588	566,892	1,556,066
Research and development	135,108	—	135,108
Merger costs	—	200,000	200,000
Machinery impairment	2,602,775	—	2,602,775
Total Expenses	6,996,997	4,673,395	12,078,196

OTHER INCOME
Interest income	6,245	3,074	9,320
Total Other Income	6,245	3,074	9,320

NET LOSS	$(6,990,752)	$(4,670,321)	$(12,068,876)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.37)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	19,030,597	17,817,664

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total

Common stock issued for cash at inception	10,944,055	$1,095	$957,310	$—	$—	$—	$—	$—	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	—	—	—	—	—	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000

Net loss, July 17, 2002 (inception) through December 31, 2002	—	—	—	—	—	—	—	(407,803)	(407,803)

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	—	—	—	—	—	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	—	—	—	—	—	500,000

Note receivable - related party in February 2003	—	—	—	—	—	(235,000)	—	—	(235,000)

Interest receivable - related party	—	—	—	—	—	—	(3,074)	—	(3,074)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	—	—	—	—	—	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	—	—	—	—	—	—

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000

Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	—	—	—	—	—

Collection of subscription receivable in July 2003	—	—	—	500,000	—	—	—	—	500,000

Warrants issued for consulting expense in April 2003	—	—	1,274,848	—	(1,274,848)	—	—	—	—

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	—	—	—	—	—	1,020,494
See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004

Common Stock
Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total

Warrants issued with the sale of common stock in July and August 2003	—	—	563,056	—	—	—	—	—	563,056

Common stock issued for services in August and September 2003	175,000	17	1,298,233	—	(1,298,250)	—	—	—	—

Common stock issued for settlement	60,000	6	464,994	—	—	—	—	—	465,000

Cancellation of subscription receivable	(1,000,000)	(100)	(999,900)	1,000,000	—	—	—	—	—

Common stock issued for cash in October 2003 at $6.00 per share, net	904,334	90	2,896,206	—	—	—	—	—	2,896,296

Warrants issued with the sale of common stock in October 2003	—	—	1,962,114	—	—	—	—	—	1,962,114

Warrants issued for consulting expense in December 2003	—	—	29,761	—	(29,761)	—	—	—	—

Options issued for consulting services in August and November 2003	—	—	181,010	—	(181,010)	—	—	—	—

Amortization of deferred consulting expenses in 2003	—	—	—	—	1,427,336	—	—	—	1,427,336

Net loss, year ended December 31, 2003	—	—	—	—	—	—	—	(4,670,321)	(4,670,321)

BALANCE, December 31, 2003	18,715,103	1,871	16,347,363	—	(1,356,533)	(235,000)	(3,074)	(5,078,124)	(9,676,503)

Common stock issued for accrued professional fees in February 2004 at $7.45 per share	10,000	1	74,499	—	—	—	—	—	74,500

Common stock issued for services in February 2004 at $4.30 per share	10,000	1	42,999	—	(43,000)	—	—	—	—

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004

Common Stock
Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total

Warrants issued for consulting expense in February 2004	—	—	42,454	—	(42,454)	—	—	—	—

Warrants issued for consulting expense in April 2004	—	—	170,052	—	(170,052)	—	—	—	—

Common stock issued for services in May 2004 at $2.55 per share	10,000	1	25,499	—	(25,500)	—	—	—	—

Warrants issued for consulting expense in May 2004	—	—	12,165	—	(12,165)	—	—	—	—

Common stock issued for cash in May 2004 at $3.30 per share, net	490,439	49	741,680	—	—	—	—	—	741,729

Warrants issued with the sale of common stock in May 2004	—	—	714,876	—	—	—	—	—	714,876

Amortization of deferred consulting expenses in 2004	—	—	—		1,576,825	—	—	—	1,576,825

Interest receivable related party in 2004	—	—	—	—	—	—	(1,844)	—	(1,844)

Forgiveness of note and interest receivable in July 2004	—	—	—	—	—	235,000	4,918	—	239,918

Net loss, year ended December 31, 2004	—	—	—	—	—	—	—	(6,990,752)	(6,990,752)
BALANCE, December 31, 2004	19,235,542	$1,923	$18,171,587	$—	$(72,879)	$—	$—	$(12,068,876)	$6,031,755

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF DECEMBER 31, 2004

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period From July 17, 2002 (Inception) Through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,990,752)	$(4,670,321)	$(12,068,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,777	3,447	9,793
Machinery and deposits impairment	2,602,775	—	2,602,775
Amortization of deferred consulting expense	1,576,825	1,427,336	3,004,161
Settlement on legal payable	(350,000)	—	(350,000)
Forgiveness of interest receivable	3,074	—	3,074
Common stock issued for services	—	465,000	465,000
Other non - cash expenses	—	4,112	—
Changes in operating assets and liabilities:
Prepaid expenses	65,310	(313,894)	(253,560)
Other assets	7,977	(7,977)	—
Accrued professional fees	190,461	311,048	501,509
Accounts payable and accrued expenses	119,643	238,831	358,474
Net Cash Used In Operating Activities	(2,768,910)	(2,542,418)	(5,727,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	(11,000)	(4,000,976)	(4,011,976)
Refund of deposit on purchase of machinery	741,000	—	741,000
Purchases of fixed assets	(149,214)	(11,317)	(177,508)
Acquisition of license/Patent	—	(200,000)	(700,000)
Note receivable and accrued interest -related party	—	(238,074)	(238,074)
Net Cash Provided by (Used In) Investing Activities	580,786	(4,450,367)	(4,386,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	1,456,605	8,041,961	10,556,970
Net Cash Provided By Financing Activities	1,456,605	8,041,961	10,556,970

NET INCREASE (DECREASE) IN CASH	(731,519)	1,049,176	442,762

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,174,281	125,105	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$442,762	$1,174,281	$442,762
NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license valued at $1.00 per share	$—	$500,000	$4,000,000
Warrants issued for deferred consulting services	$—	$1,284,848	$1,509,519
Common stock issued for deferred consulting expenses	$—	$1,308,250	$1,308,250
Common stock issued for accrued consulting expenses	$74,500	$—	$74,500
Options issued for deferred consulting services	$—	$99,636	$99,636
Common stock issued to consultant to settle contract dispute	$—	$60,000	$60,000
Deposits transferred into fixed assets and inventory	$1,307,087	$—	$1,307,087
Forgiveness and reclassification of note receivable to acquisition of patent	$235,000	$—	$235,000

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 1	BACKGROUND AND BASIS OF PRESENTATION

DDS Technologies USA, Inc. and subsidiary (the "Company") is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization system that converts certain waste into value added products for further processing or resale.

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
AS OF DECEMBER 31, 2004
Company became members of the Board of Directors of Fishtheworld. DDS Technologies USA, Inc. adopted the December 31st year-end of Fishtheworld. In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada. As a result of the reincorporation, the Company’s par value for its preferred and common stock changed to $.0001 per share.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Since Black Diamond and Fishtheworld were public shells and DDS Technologies USA, Inc., is a development stage company with no revenues, the transactions were treated as recapitalizations of the Company.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intracompany accounts and transactions have been eliminated.

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at December 2004, approximate their fair value because of their relatively short-term nature.

(C) Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Inventory

Inventory at December 31, 2004 consists of a dry disaggregation machine located in Marietta, Georgia. In connection with the machine the Company reclassified $651,972 from deposit on purchase of machinery to inventory, plus capitalized a final payment of $74,208 to the manufacturer, $30,660 of shipping costs and $15,007 of installation costs. The value of the machine was written down as a result of impairment charges taken for the year ended December 31, 2004 (See Note 14).

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

(E) Fixed Assets

Machinery and office and computer equipment are recorded at cost and are depreciated using the straight-line method over their estimated life of five years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

(F) Patent

The patent is recorded at its acquisition cost as described in Note 5. The acquisition cost represents the cost of the license transferred to the patent of $4,700,000 and the forgiveness of the note receivable with the former owners of $235,000. Also see Note 3. The patent has a 20-year life, which expires in May 2022, and will be amortized over the expiration term when the Company commences operations which generate revenues.

(G) Research and Development

Research and development, consists of $135,108 in consulting fees incurred on the development of the technology, are expensed as incurred (See Note 4).

(H) Use of Estimates

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

(I) Impairment of Long-Lived Assets

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

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

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

During the fourth quarter of 2004, the Company's management determined that there was impairment of the carrying amount of its machinery and related deposits, and accordingly recorded an impairment charge for the year ended December 31, 2004 (See Notes 2(D), 4, 6 and 14).

(J) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(K) Income Taxes

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

(L) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield for all years; expected volatility of 74%; risk-free interest rate of 3%, and an expected life from 5 to 10 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per common share would have been as follows:

		For the Year Ended December 31, 2004	For the Year Ended December 31, 2003

Net loss	As Reported	$6,990,752	$4,670,321
	Pro Forma	$8,818,775	$5,776,232

Net loss per common	As Reported	$(.37)	$(.26)
share - basic and diluted	Pro Forma	$(.46)	$(.32)

(M) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to classify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for the Company beginning in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board (“APB”) No. 29”. This statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”.

Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

(N) Concentrations

The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company’s uninsured cash amounted to $395,692.

The Company utilized one manufacturer to manufacture and assemble its machinery. The Company is currently exploring other potential manufacturers in North America.

(O ) Reclassifications

Certain amounts from prior year have been reclassified to conform to current year presentation.

NOTE 3	RELATED PARTY TRANSACTIONS

In February 2003 the Company entered into a $235,000 short-term loan agreement with DDS Technologies LTD, a United Kingdom corporation. DDS Technologies LTD is an approximate 21% stockholder of the Company. The loan was for a maximum period of

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

ninety days to be repaid with interest at a rate of 1.57% per annum. In the event that DDS Technologies LTD failed to repay the full amount due within 120 days, the Company had the right to demand issuance of shares of DDS Technologies LTD amounting to ten percent of their issued and outstanding shares. The Company has not demanded payment on the note nor have they demanded the issuance of shares of common stock of DDS Technologies LTD. Pursuant to the terms of a Memorandum of Understanding, dated July 31, 2004 see Note 5, the loan was forgiven and reclassified to the acquisition cost of the patent.

For the year ended December 31, 2004 and 2003, and for the period from July 17, 2002 (inception) through December 31, 2004, the Company incurred consulting expenses from stockholders of the Company of $322,500, $537,000, and $926,500 respectively.

In connection with the consulting services aforementioned, in April 2004, the Company entered into a consulting agreement with a stockholder and former president of the Company.

Pursuant to the terms of this agreement, the Company would pay him a monthly fee of $15,000 for a period of three years. In July 2004, the Company terminated this agreement and it is now the subject of litigation. see Note 11 (C).

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

NOTE 4	FIXED ASSETS

In May 2004, the Company installed its first commercial dry disaggregation machine in a production plant of an Iowa ethanol producer which the Company entered into a pre-formation agreement with in August 2003. In connection with the installation, the Company reclassified $651,972 from deposit on purchase of machinery to fixed assets, in addition to capitalizing $31,496 of shipping costs. The machine is currently the subject of litigation. See Note 11 (C). As the result of this ongoing litigation, the Company has not been able to visually inspect the machine or gain access to it. Accordingly, the Company has decided to adjust the book value of the machine to scrap value of $20,000. The amount is included in fixed assets. Also see Note 14.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

As of December 31, 2004 and 2003 fixed assets consist of:

	2004	2003

Machinery / Equipment, net of impairment charge	$20,000	$—
Computer equipment	23,311	23,311
Office equipment	6,148	4,982
	49,459	28,293
Less accumulated depreciation	(9,793)	(4,016)

Fixed Assets, Net	$39,666	$24,277

Depreciation expense for the years ended December 31, 2004 and 2003 and for the period from July 17, 2002 (inception) through December 31, 2004 amounted to $5,777, $3,447 and $9,793, respectively.

NOTE 5	PATENT FOR DRY DISAGGREGATION TECHNOLOGY

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

For the year ended December 31, 2003, the Company paid an additional $200,000 and issued an additional 500,000 shares of common stock valued at $1.00 per share to DDS Technologies LTD. for an extension of the license to include Africa, subject to certain exceptions. The 4,000,000 shares of common stock owned by DDS Technologies LTD represents approximately a 22% ownership in the Company. During 2003, DDS Technologies LTD transferred its rights and obligations relating to the note receivable, license agreement and common stock ownership to High Speed Fragmentation B.V. (“HSF”) (See Note 3).

In accordance with the agreement, the Company was required to pay the licensor: (1) 49% of the net profits derived from the sale of products embodying the technology, (2) 24% of the net profits derived from the licensing and rental of products embodying the technology, and (3) 49% of the net profits derived from the sale of materials that are produced by machines embodying the technology and subsequently sold for use in producing certain value added products. Additionally, the Company is required to pay

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

2% of the net profits derived in (1) through (3) above to a charity designated by the licensor.

The Company previously entered into a Memorandum of Understanding, dated July 31, 2004, with Umberto Manola (“Manola”), Haras Engineering Corp. (“HEC”), High Speed Fragmentation B.V. (“HSF”), and Intel Trust S.A. (“Intel”) and an Amended and Restated Memorandum of Understanding, dated as of July 31, 2004 with HEC, HSF, Intel, Giancarlo Lo Fiego (“Lo Fiego”) and Adriano Zapparoli (“Zapparoli”).

Pursuant to terms of the Memorandum of Understanding, dated July 31, 2004, the Company, whose original license to the dry disaggregation technology was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, has acquired the patents underlying the dry disaggregation technology. Following the assignment to the Company of the patents, the Company filed the assignments with the United States Patent and trademark Office. The Company also plans to file the assignments in the corresponding offices in the foreign jurisdictions where the patents have been applied for or obtained.

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

NOTE 6	DEPOSITS ON PURCHASE OF MACHINERY

Pursuant to the Sale and Purchase Agreement with HSF, to purchase disaggregation machines, which embodies the dry disaggregation technology discussed in Note 5, the Company advanced a non-refundable deposit of $4,000,976 towards the purchase, delivery and installation of five initial units on order.

Pursuant to the terms of a Memorandum of Understanding (See Note 13), the Company received a refund of approximately $741,000 on the advances made which was applied to the deposits on purchase of machinery.

Two machines were delivered in 2004 and the Company reclassified $1,303,944 to fixed assets and inventory (See Notes 2(D) and 4). Subsequently, pursuant to the MOU settlement above, the Company recorded an impairment charge for the deposits on the

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

purchase of machinery of $1,573,889. This charge reflects the current fair value of the machines. See Note 14.

NOTE 7	INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has start up costs and net operating loss carryforwards of approximately $12,000,000 to offset any future taxable income. Such carryforwards begin to expire in 2022. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

The deferred tax asset as of December 31, 2004, consisting primarily of the tax effect of net operating loss carryforwards amounted to approximately $4,080,000. The Company has provided a full valuation allowance on the deferred tax asset as of December 31, 2004 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

NOTE 8	STOCK OPTIONS

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

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

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

In May 2004 and October 2004, the Company granted stock options to two new Board members. In May 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May 2015. In October 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $0.63 per share exercisable one year from grant date and expiring in October 2015.

A summary of the status of the Company’s option plans as of December 31, 2004 and the changes during the year ending on that date is presented below:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2002	—	—
Granted	1,350,000	$6.37
Outstanding at December 31, 2003	1,350,000	$6.37
Granted	650,000	$3.40
Forfeited	(200,000)	$6.99
Outstanding at December 31, 2004	1,800,000	$5.23
Options exercisable at December 31, 2004	600,000
Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through December 31, 2004	$3.49

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

The following table summarizes information about the stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$3.40	300,000	10.50	$3.40	—	$3.40
$3.96	200,000	10.25	$3.96	—	$3.96
$5.00	600,000	8.33	$5.00	600,000	$5.00
$7.00	400,000	2.83	$7.00	—	$7.00
$8.00	200,000	8.83	$8.00	—	$8.00
$3.40	50,000	9.50	$3.40	—	$3.40
$0.63	50,000	9.75	$0.63	—	$0.63

NOTE 9	SALES OF COMMON STOCK

(A)
In April and June 2003, the Company signed various subscription agreements for the sale of 1,500,000 shares of common stock at $1.00 per share aggregating $1,500,000. On July 23, 2003, the Company collected $500,000 in connection with the subscriptions receivable. In October 2003, the Company cancelled the remaining subscription agreement due to non-payment and it subsequently cancelled the related shares.

(B)
In July and August 2003, the Company entered into stock purchase agreements with several accredited investors for additional equity capital. The Company raised a total of $1,759,500 ($1,583,550 net of commissions). The agreements provide for the purchase of the Company's common stock at $3.50 per share plus warrants equal to one-half of the number of shares purchased. The warrants are exercisable at any time for a period of 3 years at an exercise price of $7.00 per share. The total shares issued were 502,714 and warrants for another 251,357 shares. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $563,056. The net proceeds of $1,583,550 were allocated between the fair value of the warrants issued with the common stock ($563,056) and the common stock ($1,020,494). The Company granted registration rights to the investors and incurred penalties for late registration (See Note 11(B)).

(C)
On October 17, 2003 the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 904,334 shares and raised a total of $5,426,004 ($4,858,410 net of commissions).

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

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

(D)
In May 2004, the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 490,439 shares and warrants for $1,618,450 ($1,456,605 net of commissions). The agreements provide for the purchase of shares at $3.30 per share plus warrants for an equal number of shares purchased. The warrants are exercisable at any time for a period of three years at an exercise price of $3.75 per share. The 490,439 warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $714,876. The net proceeds of $1,456,605 were allocated between the fair value of the warrants issued with the common stock ($714,876) and the common stock ($741,729).

NOTE 10	CONSULTING AND MARKETING AGEEMENTS

(A)
On April 23, 2003, the Company entered into a one-year agreement with a consulting company for investment banking and other related services. Pursuant to this agreement, the Company issued to the consulting company a stock purchase warrant exercisable for a period of five years to acquire 500,000 shares of the Company's common stock at an exercise price of $6.50 per share. The warrant was valued using the Black-Scholes pricing model and resulted in a fair value of $1,274,848. The amount is being amortized over the life of the agreement resulting in consulting expense of $424,949 and $849,899 for the years ended December 31, 2004 and December 31, 2003, respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the warrants. The agreement also provides that when the consulting company serves as a placement agent for the issuance and sale of securities, the Company will pay 10% of the money raised and also issue warrants to purchase common stock equal to 5% of the number of shares of common stock sold. The exercise price of the warrants will be the same price that the investors purchased the common stock for. In connection with the stock sold in the year ended December 31, 2003, the Company paid a $743,550 in commissions to the consulting company and issued stock purchase warrants in July and October of 2003 exercisable for three years to acquire 25,000 and 36,000 shares, respectively of the Company's common stock at an exercise price of $7.00 and $8.00 per share, respectively. The warrants were valued using the Black-Scholes pricing model and resulted in a fair

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

value of $56,002 and $142,585, respectively. The value of the warrants is included in additional paid-in capital.

(B)
On August 14, 2003, the Company entered into a one-year agreement with a marketing company. As part of the agreement, the marketing company provides business advisory and various other investment and marketing services. For these services, the Company pays $5,000 monthly. In addition, the Company is required to issue 10,000 shares of restricted common stock per quarter. The first 10,000 shares were issued upon signing the agreement and 10,000 shares were issued in December 31, 2003, February 2004 and in May 2004. Based on the closing market price of the Company’s common stock on the contractual dates of the agreement, $68,500 and $126,500 was expensed to consulting fees for the years ended December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the issuances of the common stock. Additionally, 10,000 shares of common stock due to this marketing company valued at $74,500 were accrued for in 2003 and issued in 2004, resulting in an increase to stockholders equity in 2004. The Company further agreed to issue 35,000 stock options per quarter with a strike price of $8.00 per share, expiring 3 years from the date of grant. The Company issued all 105,000 stock options under the agreement in 2003. The Company estimated the fair value of the stock options at the grant dates by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 83%; risk-free interest rate of 3% and an expected life of 3 years, resulting in a fair value of $235,629. The amount is being amortized over the life of the agreement resulting in consulting expense of $112,806 and $122,823 for the year ended in December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the stock option issuances.

(C)
On August 15, 2003 the Company entered into a six-month agreement with an investment consulting company. As part of the agreement, this consulting company will disseminate information about the Company to its investors, brokerage firms and others in the financial community. As compensation for these services, the Company paid cash consideration of $10,000 upon signing and will pay $5,000 per month thereafter. In addition the Company has issued 15,000 restricted shares of the Company’s common stock. Based on the closing market price of the Company’s common stock on date of agreement, the Company has recognized $19,320 and $57,931 in consulting fee expense for the years ended December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the cash and stock-based compensation.

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

(D)
On September 12, 2003 the Company entered into a one-year agreement with a financial consulting firm. As part of the agreement, the consulting firm will provide analytical review of the Company's financial information and will assist the Company as its financial advisor and investment banker. As compensation for these services, the Company has issued 100,000 restricted shares of common stock. Based on the closing market price of the Company’s common stock on the date of the agreement, the Company has recognized $548,275 and $225,725 in consulting fee expense for the years ended December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the common stock issuances.

(E)
On September 19, 2003 the Company entered into a one-year agreement with an individual. As part of the agreement, the individual will provide a list of names of potential investors as well as provide other services for the Company. As compensation for these services the Company has issued 50,000 shares of restricted common stock. Based on the closing market price of the Company’s common stock on the date of the agreement, the Company has recognized $279,826 and $115,174 in consulting fee expense for the years ended December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the common stock issuances.

(F)
On December 8, 2003 the Company entered into an eight-month agreement with a marketing company. As part of the agreement, the marketing company will be responsible to provide business advisory and various other investment and marketing services. For these services, the Company is paying monthly cash consideration of $5,000. In addition, the Company is contractually committed to issue warrants for the purchase of 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable until December 7, 2005. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $29,761. The amount is amortized over the life of the agreement resulting in consulting expense of $26,041 and $3,720 for the years ended December 31, 2004 and December 31, 2003 respectively. There is no remaining unamortized balance as of December 31, 2004 relating to the warrants.

(G)
On April 26, 2004, the Company entered into a 14 month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $97,173 for the year ended December 31, 2004. The remaining unamortized balance of $72,879 is presented in the consolidated balance sheet as deferred consulting expense.

NOTE 11	COMMITMENT AND CONTINGENCIES

(A) Lease Commitment

The Company leases its office space under a non-cancelable operating lease agreement for a five-year term ending in December 2007. Minimum future lease payments for the next three years are as follows:

Years Ending December 31,

2005	55,788
2006	57,408
2007	14,760

$127,956

Rent expense for the years ended December 31, 2004 and 2003 amounted to $65,018 and $44,027, respectively.

(B) Contingencies

The Company granted registration rights to certain investors in the July 2, 2003 private placement of securities (See Note 9(B)). Under those rights, if the Company did not file a registration statement within 45 days of closing, the Company owes the investors an aggregate of approximately $13,000 per month in penalties. The Company began incurring those penalties on August 16, 2003. The registration statement was filed on November 12, 2003. The Company has accrued $37,611 of penalties for the year ended December 31, 2003, which are included in accrued expenses at December 31, 2004 and 2003.

(C) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at December 31, 2004 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that it is entitled to receive consulting fees under a consulting agreement (See Note 3). The Company suspended payments and terminated the consulting agreement due to non compliance by the plaintiff with the terms of the agreement. The Company has filed a counterclaim against the plaintiff for breach of contract and breach of fiduciary duty.

On August 1, 2003, the Company entered into a nonbinding Pre-Formation Agreement with Xethanol Corporation (“Xethanol”), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol's plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. In December 2004 the Company filed an amended Verified Complaint for injunctive relief. Arbitration hearing has been set to commence in the end of June, 2005.

(D) Commitments

The Company has a commitment to make a final payment for each remaining machine for which it will take delivery. While the final amount per machine is not determinable at

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

this time, it is expected that the final payment, per machine, may range between $125,000 and $200,000. Currently there are three additional machines that are due to be delivered at a future time to be determined by the Company.

NOTE 12	SETTLEMENT AGREEMENTS

In October 2003, the Company settled a contract dispute with a consultant by issuing 60,000 shares of common stock. The settlement value was $465,000 and was determined based on the closing price of the Company's common stock on the settlement date. The amount is included in professional fees in the accompanying consolidated statements of operations for the year ended December 31, 2003.

In September 2004, the Company entered into a Settlement Agreement and Agreement of Mutual Release with it’s prior legal counsel. Pursuant to the agreement, the Company was no longer obligated for the payment of approximately $350,000 previously recorded by the Company. The amount was recorded as a reduction of professional expenses in the accompanying statement of operations for the year ended December 31, 2004.

NOTE 13	OTHER AGREEMENTS

On January 9, 2004, the Company entered into a Memorandum of Understanding (“MOU”) with a large Colombian sugar producer. Under the terms of the MOU, a joint venture pilot program could be developed in which the Company would provide and install one of its dry disaggregation technology machines for the production of ethanol in the sugar producer’s facility in Colombia. Currently, further testing and development work of the disaggregation application is being conducted. Successful completion of this work is necessary prior to any further development of this agreement.

NOTE 14	MACHINERY IMPAIRMENT

Machinery and deposits on purchase of machinery were being recorded based on the Company’s original equipment purchase agreement with HSF. Pursuant to a Memorandum of Understanding dated July 31, 2004, between the Company, HSF and all other related parties, the equipment purchase agreement was terminated and the Company began dealing directly with the equipment manufacturer. Based on the current estimated selling price of the machines and other factors, the Company determined that the fair market value of each machine is $232,143. As a result of this revaluation, the Company recorded and impairment charge of $816,743 for the year ended December 31, 2004. Additionally, the Company recorded another impairment charge of $212,143 on the first machine received since this machine is subject to ongoing litigation (See Notes 2 (D), 4 and 6).

DDS TECHNOLOGIES USA, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

NOTE 15	SUBSEQUENT EVENTS

On February 18, 2005 the Company entered into a five year agreement with a Canadian company whereby the Company granted an exclusive license to the Canadian company for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. If the machine operates within certain parameters, the Company will be paid a negotiated purchase price plus royalties. Additional machines will be purchased at a negotiated higher price.

On April 12, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of Series A convertible preferred stock. The Company issued 2,175 shares of its Series A Convertible Preferred Stock for a purchase price of $2,175,000 ($1,957,500 net of commissions) and the Company may raise up to an additional $1.8 million through the sale of additional shares of Series A Preferred Stock. The proceeds were received through April 14, 2005 by the Company. The Series A Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received two warrants, a long-term warrant exercisable for a period of five years to acquire shares of common stock and a short-term warrant exercisable for a period of one year to acquire additional shares of Series A Preferred Stock and long term warrants. The long term warrants in the aggregate are exercisable for approximately 2.3 million shares of common stock at a price of $.875 per share. The short term warrants in the aggregate are exercisable for (i) the same number of shares of convertible preferred stock (the “Short Term Warrant Preferred Stock”) as shares of Series A Preferred Stock were issued in the offering and (ii) long term warrants for a number of shares of common stock equal to 35% of the number of shares of common stock issuable upon conversion of the short term warrant preferred stock. The Short Term Warrant exercise price is $1,000 per share of Short Term Warrant Preferred Stock together with the accompanying long term warrants. The Short Term Warrant Preferred Stock has the same rights and preferences as the Series A Preferred Stock, except the conversion price of the Short Term Warrant Preferred Stock is initially $0.85 per share.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002