Form 10QSB
period 2005-03-31
DDS TECHNOLOGIES USA INC
filed 2005-05-13
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-30498

DDS Technologies USA, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	13-4253546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 East Palmetto Park Road

Suite 510

Boca Raton, Florida 33432

(Address of Principal Executive Offices)

(561) 750-4450

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 05, 2005: 19,235,542 shares of common stock outstanding, $0.0001 par value per share.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005 (UNAUDITED).

PAGES	3-5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005 (UNAUDITED).

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005 (UNAUDITED).

PAGES	7-13	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005 (UNAUDITED).

PAGES	14-15	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	16	CONTROLS AND PROCEDURES

PAGES	17-18	PART II OTHER INFORMATION

PAGE	20	SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,030	$442,762
Inventory, net	220,536	220,536
Prepaid expenses	165,356	253,560

Total Current Assets	452,922	916,858

FIXED ASSETS, NET	37,925	39,666
PATENT	4,935,000	4,935,000
DEPOSITS ON PURCHASE OF MACHINERY	575,714	575,714
OTHER ASSETS	—	—

TOTAL ASSETS	$6,001,561	$6,467,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$501,568	$358,474
Accrued professional fees	60,000	77,009

Total Current Liabilities	561,568	435,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 25,000,000 shares authorized, 19,235,542 shares issued and outstanding	1,923	1,923
Additional paid-in capital	18,171,587	18,171,587
Deferred consulting expense	(36,439)	(72,879)
Deficit accumulated during development stage	(12,697,078)	(12,068,876)

Total Stockholders’ Equity	5,439,994	6,031,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,001,561	$6,467,238

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period From July 17, 2002 (Inception) Through March 31, 2005
REVENUES	$—	$—	$—

EXPENSES
Professional fees	302,089	985,980	7,024,680
Salaries and related taxes	134,032	168,991	995,688
General and administrative	159,123	224,398	1,715,189
Research and development	33,621	—	168,729
Merger costs	—	—	200,000
Machinery impairment	—	—	2,602,775

Total Expenses	628,865	1,379,369	12,707,061

OTHER INCOME
Interest income	663	922	9,983

Total Other Income	663	922	9,983

NET LOSS	$(628,202)	$(1,378,447)	$(12,697,078)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,235,542	18,725,433

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for cash at inception	10,944,055	$1,095	$957,310	$—	$—	$—	$—	$—	$958,405
Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	—	—	—	—	—	3,500,000
Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000
Net loss, July 17, 2002 (inception) through December 31, 2002	—	—	—	—	—	—	—	(407,803)	(407,803)
Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	—	—	—	—	—	200,000
Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	—	—	—	—	—	500,000
Note receivable – related party in February 2003	—	—	—	—	—	(235,000)	—	—	(235,000)
Interest receivable – related party	—	—	—	—	—	—	(3,074)	—	(3,074)
Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	—	—	—	—	—	800,000
Recapitalization for merger in April 2003	429,000	43	(43)	—	—	—	—	—	—
Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000
Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	—	—	—	—	—
Collection of subscription receivable in July 2003	—	—	—	500,000	—	—	—	—	500,000
Warrants issued for consulting expense in April 2003	—	—	1,274,848	—	(1,274,848)	—	—	—	—
Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	—	—	—	—	—	1,020,494

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense in February 2004	—	—	42,454	—	(42,454)	—	—	—	—
Warrants issued for consulting expense in April 2004	—	—	170,052	—	(170,052)	—	—	—	—
Common stock issued for services in May 2004 at $2.55 per share	10,000	1	25,499	—	(25,500)	—	—	—	—
Warrants issued for consulting expense in May 2004	—	—	12,165	—	(12,165)	—	—	—	—
Common stock issued for cash in May 2004 at $3.30 per share, net	490,439	49	741,680	—	—	—	—	—	741,729
Warrants issued with the sale of common stock in May 2004	—	—	714,876	—	—	—	—	—	714,876
Amortization of deferred consulting expenses in 2004	—	—	—		1,576,825	—	—	—	1,576,825
Interest receivable related party in 2004	—	—	—	—	—	—	(1,844)	—	(1,844)
Forgiveness of note and interest receivable in July 2004	—	—	—	—	—	235,000	4,918	—	239,918
Net loss, year ended December 31, 2004	—	—	—	—	—	—	—	(6,990,752)	(6,990,752)

BALANCE, December 31, 2004	19,235,542	$1,923	$18,171,587	$—	$(72,879)	$—	$—	$(12,068,876)	$6,031,755
Amortization of deferred consulting expenses in 2005	—	—	—	—	36,440	—	—	—	36,440
Net loss, quarter ended March 31, 2005	—	—	—	—	—	—	—	(628,202)	(628,202)

BALANCE, March 31, 2005	19,235,542	$1,923	$18,171,587	$—	$(36,439)	$—	$—	$(12,697,078)	$5,439,993

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period From July 17, 2002 (Inception) Through March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(628,202)	$(1,378,447)	$(12,697,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,352	1,416	11,145
Machinery and deposits impairment	—	—	2,602,775
Amortization of deferred consulting expense	36,440	795,622	3,040,601
Settlement on legal payable	—	—	(350,000)
Forgiveness of interest receivable	—	—	3,074
Common stock issued for services	—	—	465,000
Changes in operating assets and liabilities:
Prepaid expenses	88,204	50,655	(165,356)
Accrued professional fees	(17,009)	—	484,500
Accounts payable and accrued expenses	143,093	(198,064)	501,567

Net Cash Used In Operating Activities	(376,122)	(728,818)	(6,103,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—	—	(4,011,976)
Refund of deposit on purchase of machinery	—	—	741,000
Purchases of fixed assets	390	—	(177,118)
Acquisition of license/Patent	—	—	(700,000)
Note receivable and accrued interest –related party	—	(924)	(238,074)

Net Cash Provided by (Used In) Investing Activities	390	(924)	(4,386,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—	—	10,556,970

Net Cash Provided By Financing Activities	—	—	10,556,970

NET (DECREASE) INCREASE IN CASH	(375,732)	(729,742)	67,030

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	442,762	1,174,281	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,030	$444,539	$67,030

NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license valued at $1.00 per share	$—	$500,000	$4,000,000

Warrants issued for deferred consulting services	$—	$—	$1,509,519

Common stock issued for deferred consulting expenses	$—	$—	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$117,500	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$—	$1,307,087

Forgiveness and reclassification of note receivable to acquisition of patent	$—	$—	$235,000

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE1 BACKGROUND

DDS Technologies USA, Inc. and subsidiary (collectively, the ”Company”) is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization system that converts certain waste into value added products for further processing or resale.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. The Company’s ability to execute its business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at March 31, 2005 and December 31 2004, approximate their fair value because of their relatively short-term nature.

(C) Research and Development

Research and development consists of consulting fees incurred on the development of the Company’s technology and are expensed as incurred.

For the three months ended March 31, 2005 and 2004, and for the period from July 17, 2002 (inception) through March 31, 2005, the Company incurred research and development expenses of $33,621, $0 and $168,729, respectively.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

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

(F) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, and for the period from July 17, 2002 (inception) through March 31, 2005, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(G) Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock’s market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model.

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options had been determined in

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield for all years; expected volatility from 132% to 135%; risk-free interest rate of 3%, and an expected life of 10 years.

In January 2005, the Company granted stock options to two Board members to purchase a total of 400,000 shares at an exercise price of $1.00 per share. Of the options to purchase 400,000 shares, options to purchase 100,000 shares are exercisable immediately and the balance is exercisable over the following three years. All the options expire in January 2015.

In March 2005, the Company granted stock options to its President and Chief Executive Officer as part of his employment agreement. The Company issued stock options to purchase 400,000 shares at an exercise price of $1.00 per share. Of the options to purchase 400,000 shares, options to purchase 100,000 shares are exercisable immediately and the balance is exercisable over the following three years. All the options expire in March 2015.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

		For the Three Months Ended March, 31, 2005	For the Three Months Ended March 31, 2004
Net loss	As Reported	$628,202	$1,378,447
	Pro Forma	$1,464,228	$2,439,329
Net loss per common	As Reported	$(.03)	$(.07)
share - basic and diluted	Pro Forma	$(.08)	$(.13)

(H) Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2005 and 2004, and for the period from July 17, 2002 (inception) through March 31, 2005, the Company incurred consulting expenses of $45,000, $127,500 and $971,500, respectively, from stockholders of the Company.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 4 STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the three months ended March 31, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,800,000	$5.23
Granted	800,000	$1.00

Outstanding at March 31, 2005	2,600,000	$3.93

Options exercisable at March 31, 2005	1,200,000	$2.54

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through March 31, 2005	$2.67

The following table summarizes information about the stock options outstanding at March 31, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005	Weighted Average Exercise Price
$3.40	300,000	10.25	$3.40	—	$3.40
$3.96	200,000	10.00	$3.96	200,000	$3.96
$5.00	600,000	8.08	$5.00	600,000	$5.00
$7.00	400,000	2.58	$7.00	—	$7.00
$8.00	200,000	8.58	$8.00	200,000	$8.00
$3.40	50,000	9.25	$3.40	—	$3.40
$0.63	50,000	9.50	$0.63	—	$0.63
$1.00	400,000	9.83	$1.00	100,000	$1.00
$1.00	400,000	10.00	$1.00	100,000	$1.00

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 5 CONSULTING AND MARKETING AGEEMENTS

On April 26, 2004, the Company entered into a 14 month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $36,440 for the quarter ended March 31, 2005. The remaining unamortized balance of $36,439 is presented in the condensed consolidated balance sheet as deferred consulting expense.

NOTE 6 CONTINGENCIES

(A) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company does not believe a provision is necessary at March 31, 2005 for this matter.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at March 31, 2005 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that he is entitled to receive consulting fees under a consulting agreement. The Company suspended payments and terminated the consulting agreement due to non compliance by the plaintiff with the terms of the agreement. The Company has filed a counterclaim against the plaintiff for breach of contract and breach of fiduciary duty.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

On August 1, 2003, the Company entered into a nonbinding Pre-Formation Agreement with Xethanol Corporation (“Xethanol”), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol’s plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. In December 2004 the Company filed an amended Verified Complaint for injunctive relief. An arbitration hearing has been set to commence in the end of June, 2005 pending the completion of certain actions by both parties.

(B) Commitments

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

NOTE 7 OTHER AGREEMENTS

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

NOTE 8 SUBSEQUENT EVENTS

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

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

Among the purchasers in the offering were James R. von der Heydt, Marc Mallis, Leo P. Koulos and Charles F. Kuoni III, members of the Company’s Board of Directors, who purchased units either directly or indirectly for purchase amounts of $25,000, $20,000, $20,000 and $20,000 respectively.

In April, 2005 by a majority vote of the shareholders, the Board approved the increase of the number of authorized shares of common stock of the Company to 50 million shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

DDS Technologies USA, Inc. and subsidiary (the ”Company”) is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization system that converts certain waste into value added products for further processing or resale.

On November 14, 2002, Black Diamond Industries, Inc., a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada corporation pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings, Inc. in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93%, of Black Diamond Industries. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond Industries returned 13,564,350 shares of common stock to treasury.

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

Pursuant to terms of the Memorandum of Understanding, the Company, whose original license to the dry disaggregation technology was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa, acquired sole ownership of the patents for the dry disaggregation technology. Following the assignment to the Company of the patents, the Company filed the assignments with the United States Patent and Trademark Office. The Company also plans to file the assignments in the corresponding offices in the foreign jurisdictions where the patents have been applied for or obtained.

The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. Management believes that this Disaggregation Dry System (DDS) technology system is a unique process, in which fragments of organic and inorganic matter are “crushed to collision” enduring violent accelerations and decelerations causing the disaggregation of the structure. This technology and its end results are believed by the various companies that we have contacted to have tremendous potential value both economically and nutritionally. Management believes that the results obtained utilizing the technology are unattainable with any other currently available technology.

Initial work on the production version of the Company’s dry disaggregation machine by the Company’s consulting engineers has revealed that it does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize very effectively to particle sizes of between 5 and 20 microns which provides application opportunities and commercial potential in a number of industries.

Results of Operations

From July 17, 2002 (inception) through March 31, 2005, the Company has incurred an accumulated deficit of $12,697,078. To date, the Company has yet to achieve revenues from operations. During the three months ended March 31, 2005 and 2004, the Company incurred operating expenses of $628,865 and $1,379,369, respectively. The decrease in operating expenses is primarily due to the reduction in the amortization of deferred consulting fees associated with warrants issued for services. The Company anticipates that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our prospective customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if the Company is not able to successfully implement our business model, the Company may not be able to achieve profitability.

The Company has marketed its technology to various large US and Latin American companies resulting in Memoranda of Understanding and has recently signed a five year licensing agreement with a Canadian firm for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. However there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably.

Liquidity and Capital Resources

To date, we have funded our losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On April 12, 2005 we completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,957,500. Our cash balance at March 31, 2005 was $67,030.

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

Without demonstrating commercial feasibility and/or securing customers we do not believe that we will be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The plaintiff seeks damages totaling $175,584 plus interest from December 31, 2002. In April 2004, the Company filed and Answer and Affirmative Defenses. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material effect on the Company’s condensed consolidated financial position or results of operations.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at March 31, 2005 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that he is entitled to receive consulting fees under a consulting agreement (See Note 3). The Company suspended payments and terminated the consulting agreement due to breach of the terms of the agreement. The Company has filed an Answer and Affirmative Defenses and a Counterclaim alleging breach of the consulting agreement and breach of fiduciary duty.

On August 1, 2003, the Company entered into a Pre-Formation Agreement with Xethanol Corporation (“Xethanol”), a company involved in the biomass waste-to-ethanol industry. In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol’s plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine.

On October 22, 2004, the Company filed a Verified Complaint for injunctive relief in the United States District Court for the Northern District of Iowa against Xethanol, Xethanol-One, LLC (“X-One”), Permeate Refining, Inc. (“Permeate”), Charles d’Arnaud Taylor (Xethanol’s President), Jeffrey Langberg (an advisor to Taylor) and Robert Lehman (Permeate’s General Manager). The Verified Complaint seeks the entry of an order prohibiting the defendants – Xethanol, X-One, Permeate, Taylor, Langberg and Lehman – from: (A) preventing the Company from taking immediate possession of its disaggregation system, which was temporarily located on Permeate’s premises in Hopkinton, Iowa (the “DDS System”); (B) pirating or reverse engineering the technology contained in and exemplified by the DDS System; (C) disclosing or revealing to a third party the technology contained in and exemplified by the DDS System; (D) altering, modifying, wasting or damaging the DDS System; or (E) attempting to pledge, sell or dispose of the DDS System.

The Company intends to vigorously prosecute this lawsuit. The lawsuit alleges the Defendants’ continued detention of the DDS System is producing irreparable injury to the Company by depriving it of a unique product on which the Company may perform tests and adjustments, and which the Company could display to potential customers. Consistent with its intention to vigorously prosecute this lawsuit, Company has asked the district attorney in Delaware County, Iowa, to pursue criminal charges against any and all persons as to whom it may be appropriate.

Proceeding under the Pre-Formation Agreement, which the Company believes, is essentially an agreement to agree, Xethanol and an entity it created and controls – DDS-Xethanol, LLC (the “LLC”) – filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment.

The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. The Company’s response contains defenses and affirmative defenses, and sets out counterclaims for replevin, conversion and declaratory judgment. An arbitration hearing has been set to commence by the end of June, 2005 pending the completion of certain actions by both parties.

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

(b) Reports on Form 8-K.

On March 2, 2005 we filed a Form 8-K reporting our entering into an exclusive license agreement

On March 31, 2005, we filed a Form 8-K reporting the signing of a new employment agreement with our CEO, Spencer L. Sterling.

On April 14, 2005, we filed a Form 8-K reporting the sale of Series A convertible preferred stock to accredited investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2005.

DDS TECHNOLOGIES USA, INC

/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Fasciglione
Joseph Fasciglione
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

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