Form 10QSB
period 2005-06-30
DDS TECHNOLOGIES USA INC
filed 2005-08-22
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

(561) 750-4450

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2005: 19,235,542 shares of common stock outstanding, $0.0001 par value per share.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGES	3-5	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGES	7-16	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PAGES	17-19	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	19-20	CONTROLS AND PROCEDURES

PAGES	20-21	PART II OTHER INFORMATION

PAGES	23	SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,114,028	$442,762
Inventory, net	220,536	220,536
Prepaid expenses	92,151	253,560

Total Current Assets	1,426,715	916,858

FIXED ASSETS, NET	36,524	39,666
PATENT	4,935,000	4,935,000
DEPOSITS ON PURCHASE OF MACHINERY	575,714	575,714

TOTAL ASSETS	$6,973,953	$6,467,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$272,357	$358,474
Accrued professional fees	60,000	77,009
Short term warrants	279,568	—

Total Current Liabilities	611,925	435,483

COMMITMENTS AND CONTINGENCIES

6% Convertible Preferred Stock, Net of Unamortized Discount of $1,948,437 at June 30, 2005	226,563	—

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 19,235,542 shares issued and outstanding	1,923	1,923
Additional paid-in capital	19,206,132	18,171,587
Deferred consulting expense	—	(72,879)
Deficit accumulated during development stage	(13,072,590)	(12,068,876)

Total Stockholders’ Equity	6,135,465	6,031,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,973,953	$6,467,238

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period From July 17, 2002 (Inception) Through June 30, 2005
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Professional fees	346,506	969,856	648,595	1,955,836	7,371,186
General and administrative	236,738	209,862	392,887	434,260	1,948,953
Salaries and related taxes	129,579	141,928	263,611	310,919	1,125,267
Research and development	69,627	—	91,678	—	226,786
Merger costs	—	—	—	—	200,000
Machinery impairment	—	—	—	—	2,602,775

Total Expenses	782,450	1,321,646	1,396,771	2,701,015	13,474,967

INTEREST INCOME	4,208	1,523	4,871	2,445	14,191
GAIN ON FAIR VALUE ADJUSTMENT TO SHORT TERM WARRANTS	643,387	—	643,387	—	643,387

NET LOSS	$(134,855)	$(1,320,123)	$(748,513)	$(2,698,570)	$(12,817,389)

Convertible preferred stock dividends	(255,201)	—	(255,201)	—

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(390,056)	$(1,320,123)	$(1,003,714)	$(2,698,570)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.07)	$(0.05)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,235,542	18,920,153	19,235,542	18,822,255

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense in February 2004	—	—	42,454	—	(42,454)	—	—	—	—
Warrants issued for consulting expense in April 2004	—	—	170,052	—	(170,052)	—	—	—	—
Common stock issued for services in May 2004 at $2.55 per share	10,000	1	25,499	—	(25,500)	—	—	—	—
Warrants issued for consulting expense in May 2004	—	—	12,165	—	(12,165)	—	—	—	—
Common stock issued for cash in May 2004 at $3.30 per share, net	490,439	49	741,680	—	—	—	—	—	741,729
Warrants issued with the sale of common stock in May 2004	—	—	714,876	—	—	—	—	—	714,876
Amortization of deferred consulting expenses in 2004	—	—	—		1,576,825	—	—	—	1,576,825
Interest receivable related party in 2004	—	—	—	—	—	—	(1,844)	—	(1,844)
Forgiveness of note and interest receivable in July 2004	—	—	—	—	—	235,000	4,918	—	239,918
Net loss, year ended December 31, 2004	—	—	—	—	—	—	—	(6,990,752)	(6,990,752)

BALANCE, December 31, 2004	19,235,542	$1,923	$18,171,587	$—	$(72,879)	$—	$—	$(12,068,876)	$6,031,755
Amortization of deferred consulting expenses in 2005	—	—	—	—	72,879	—	—	—	72,879
Beneficial conversion feature of convertible preferred stock	—	—	699,591	—	—	—	—	—	699,591
Long term warrants issued with convertible preferred stock	—	—	552,454	—	—	—	—	—	552,454
Commission for private placement	—	—	(217,500)	—	—	—	—	—	(217,500)
Dividends from amortization of discount	—	—	—	—	—	—	—	(226,563)	(226,563)
Dividends on preferred stock	—	—	—	—	—	—	—	(28,638)	(28,638)
Net loss, six months ended June 30, 2005	—	—	—	—	—	—	—	(748,513)	(748,513)

BALANCE, June 30, 2005	19,235,542	$1,923	$19,206,132	$—	$—	$—	$—	$(13,072,590)	$(6,135,465)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period From July 17, 2002 (Inception) Through June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(748,513)	$(2,698,570)	$(12,817,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,752	2,829	12,545
Machinery and deposits impairment	—	—	2,602,775
Amortization of deferred consulting expense	72,879	1,312,349	3,077,040
Settlement on legal payable	—	—	(350,000)
Forgiveness of interest receivable	—	—	3,074
Common stock issued for services	—	—	465,000
Fair value adjustment to short term warrants	(643,387)	—	(643,387)
Changes in operating assets and liabilities:
Prepaid expenses	161,409	165,185	(92,151)
Accrued professional fees	(17,009)	—	484,500
Accounts payable and accrued expenses	(114,755)	(143,269)	243,719

Net Cash Used In Operating Activities	(1,286,624)	(1,361,476)	(7,014,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—	—	(4,011,976)
Refund of deposit on purchase of machinery	—	—	741,000
Disposal (purchases) of fixed assets	390	(31,496)	(177,118)
Acquisition of license/patent	—	—	(700,000)
Note receivable and accrued interest –related party	—	(1,846)	(238,074)

Net Cash Provided by (Used In) Investing Activities	390	(33,342)	(4,386,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—	1,456,607	10,556,970
Net proceeds from the sale of convertible preferred stock	1,957,500	—	1,957,500

Net Cash Provided By Financing Activities	1,957,500	1,456,607	12,514,470

NET INCREASE IN CASH	671,266	61,789	1,114,028

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	442,762	1,174,281	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,114,028	$1,236,070	$1,114,028

NON CASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion feature of convertible preferred stock	$699,591	$—	$699,591

Valuation of long term warrant issued with preferred stock	$552,454	$—	$552,454

Valuation of short term warrant net of adjustment for mark to market	$279,568	$—	$279,568

Amortization of discount on convertible preferred stock	$226,563	—	$279,568

Dividends payable on convertible preferred stock	$28,638	—	$28,638

Common stock issued for license valued at $1.00 per share	$—	$—	$4,000,000

Warrants issued for deferred consulting services	$—	$224,671	$1,509,519

Common stock issued for deferred consulting expenses	$—	$143,000	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$—	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$801,791	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—	$—	$235,000

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

NOTE 1 BACKGROUND

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses and convertible preferred stock at June 30, 2005 and December 31, 2004, approximate their fair value because of their relatively short-term nature.

(C) Patent Valuation

The patent is valued at its original acquisition cost plus the forgiveness of the carrying amount of a note receivable. The acquisition cost is based on the issuance of 4 million shares of common stock plus cash consideration. The patent has a 20 year life which expires in May 2022. The patent will be amortized over the expiration term when the Company commences operations which generate revenues.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

(D) Derivatives

The Company accounts for its short term warrants issued in a private placement with the 6% convertible preferred stock as derivatives under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 150-1, Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FSP No. 150-5, Issuer’s Accounting under SFAS No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

The short term warrants are treated as a liability in the accompanying condensed balance sheet at June 30, 2005 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income/(expense) in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2005, the Company recorded other expense relating to the fair value adjustment of $643,387. Also see Note 6.

(E) Research and Development

Research and development consists of consulting fees incurred in the development of the Company’s technology and are expensed as incurred.

For the three and six months ended June 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through June 30, 2005, the Company incurred research and development expenses of $69,627, $91,678, $0, $0 and $226,786, respectively.

(F) Use of Estimates

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

(G) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss, adjusted for preferred stock dividends, divided by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(H) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through June 30, 2005, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield for all years; expected volatility from 132% to 135%; risk-free interest rate of 3%, and an expected life of 10 years.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

In January 2005, the Company granted stock options to two Board members to purchase a total of 400,000 shares at an exercise price of $1.00 per share. Of the options to purchase 400,000 shares, options to purchase 100,000 shares are exercisable immediately and the balance vests over the following three years. All the options expire in January 2015.

In March 2005, the Company granted stock options to its President and Chief Executive Officer as part of his employment agreement. The Company issued stock options to purchase 400,000 shares at an exercise price of $1.00 per share. Of the options to purchase 400,000 shares, options to purchase 100,000 shares are exercisable immediately and the balance vests over the following three years. All the options expire in March 2015.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Net loss
As Reported	$(748,513)	$(2,698,570)
Pro Forma	$(2,651,163)	$(3,759,452)

Net loss per common share - basic and diluted
As Reported	$(0.04)	$(0.14)
Pro Forma	$(0.14)	$(0.20)

(J) Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period’s presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through June 30, 2005, the Company incurred consulting expenses of $45,000, $105,000 and $1,016,500, respectively, from stockholders of the Company.

For the six months ended June 30, 2005 and 2004, the company incurred consulting expenses from stockholders of the Company of $90,000 and $232,500 respectively.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

NOTE 4 STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the six months ended June 30, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,800,000	$5.23
Granted	800,000	$1.00

Outstanding at June 30, 2005	2,600,000	$3.93

Options exercisable at June 30, 2005	1,200,000	$2.54

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through June 30, 2005	$2.67

The following table summarizes information about the stock options outstanding at June 30, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2005	Weighted Average Exercise Price
$3.40	300,000	10.00	$3.40	—	$—
$3.96	200,000	9.75	$3.96	200,000	$3.96
$5.00	600,000	7.83	$5.00	600,000	$5.00
$7.00	400,000	2.33	$7.00	—	$—
$8.00	200,000	8.33	$8.00	200,000	$8.00
$3.40	50,000	9.00	$3.40	—	$—
$0.63	50,000	9.25	$0.63	—	$—
$1.00	400,000	9.58	$1.00	100,000	$1.00
$1.00	400,000	9.75	$1.00	100,000	$1.00

NOTE 5 CONSULTING AND MARKETING AGREEMENTS

On April 26, 2004, the Company entered into a 14 month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $72,879 for the six months ended June 30, 2005. There is no remaining unamortized balance as of June 30, 2005 relating to the warrant issuance.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

On May 12, 2005, the Company entered into a 12 month agreement with a marketing company. The marketing company provides financial advisory and various other investment and marketing services to the Company. The Company pays a monthly fee of $5,000 for these services. Additionally the Company paid a success fee of $25,000 to the marketing company for its services in the signing of the licensing agreement with Sulfur Solutions, Inc.

NOTE 6 PRIVATE PLACEMENT

On April 12, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 6% Series A convertible preferred stock. The Company issued 2,175 shares of its Series A Convertible Preferred Stock for a purchase price of $2,175,000 ($1,957,500 net of commissions) and the Company may raise up to an additional $1.8 million through the sale of additional shares of Series A Preferred Stock. The proceeds were received through April 14, 2005 by the Company. The Series A Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, in common stock if certain “Equity Conditions”, as defined, are met.

Each investor also received two warrants, a long-term warrant exercisable for a period of five years to acquire shares of common stock and a short-term warrant exercisable for a period of one year to acquire additional shares of Series A Preferred Stock and long term warrants. The long term warrants in the aggregate are exercisable for approximately 2.3 million shares of common stock at a price of $.875 per share. Because the Company is likely not to meet specific performance criteria, it is likely that the exercise price will be reduced on January 1, 2006 to $.50 per share. The short term warrants in the aggregate are exercisable for (i) the same number of shares of convertible preferred stock (the “Short Term Warrant Preferred Stock”) as shares of Series A Preferred Stock were issued in the offering and (ii) long term warrants for a number of shares of common stock equal to 35% of the number of shares of common stock issuable upon conversion of the short term warrant preferred stock. The Short Term Warrant exercise price is $1,000 per share of Short Term Warrant Preferred Stock together with the accompanying long term warrants. The Short Term Warrant Preferred Stock has the same rights and preferences as the Series A Preferred Stock, except the conversion price of the Short Term Warrant Preferred Stock is initially $0.85 per share.

Among the purchasers in the offering were four members of the Company’s Board of Directors, who purchased units either directly or indirectly for purchase amounts of $25,000, $20,000, $20,000 and $20,000, each.

In April 2005, by a majority vote of the shareholders, the Board approved the increase of the number of authorized shares of common stock of the Company to 50 million shares.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

Shares of the Convertible Preferred Stock are mandatorily redeemable at the end of two years from date of issuance. There are also certain triggering events that are outside of the Company’s control that could cause an earlier redemption.

The Company accounted for the Convertible Preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the Convertible Preferred Stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at June 30, 2005, at the redemption amount, net of the unamortized discount.

The accounting for long term and short term warrants issued with the preferred stock was determined under the guidance of Accounting Principles Board “APB” No. 14 – Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. The values assigned to the long term and short term warrants are treated as a discount to the preferred stock. The discount is amortized as a dividend against retained earnings over the redemption period of the preferred stock which is two years. Based on the Black-Scholes pricing model, of the $2,175,000 in proceeds, $552,454 was allocated to the long term warrants and $922,955 was allocated to the short term warrants.

The Company analyzed whether the warrants, conversion feature and redemption feature were derivatives under SFAS 133 and EITF No. 00-19. It was determined that the long term warrants, conversion feature and redemption feature were not derivatives. Therefore the value of the long term warrants ($552,454) and the conversion feature ($699,591) were treated as a discount to the Convertible Preferred Stock and an increase to additional paid-in capital.

Since the short term warrants are exercisable into additional shares of preferred stock, which are mandatorily redeemable, they are treated as an embedded derivative and are therefore classified as a current liability in accordance with SFAS 133. The short term warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in value reflected in earnings. For the six months ended June 30, 2005 the adjustment resulted in a gain of $643,387.

The Convertible Preferred Stock also contains a beneficial conversion feature. The beneficial conversion amount was calculated using an allocation between the value of the warrants and the present value of the redemption amount of the preferred shares. The amount allocated to the beneficial conversion feature was limited to the difference between the stated value of the preferred stock and the valuations assigned to the warrants. The beneficial conversion feature valuation amounted to $699,591.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

The amortization of the discount to dividends from the warrants and beneficial conversion feature was $226,563 for the six months ended June 30, 2005.

The Company is required to make quarterly dividend payments of 6% on the $2,175,000 that it raised from the sale of 6% Series A Convertible Preferred Stock. The initial dividend payment was due on June 1, 2005 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. At June 30, 2005 the Company accrued dividends amounting to $28,638.

In connection with the private placement, the Company incurred cash commissions of $217,500 and issued 155,357 warrants to the investment banker. The warrants were valued using the Black-Scholes pricing model. Since the value of these warrants represents direct costs of raising the proceeds, there is no effect in the condensed consolidated financial statements. The cash payment of $217,500 is reflected as a direct cost of the private placement and is reflected as a reduction of additional paid-in capital.

NOTE 7 CONTINGENCIES

(A) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company does not believe a provision is necessary at June 30, 2005 for this matter.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at June 30, 2005 for this matter.

The Company is a defendant in a lawsuit whereby a stockholder and former president of the Company contends that he is entitled to receive consulting fees under a consulting agreement. The

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

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

In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol’s plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. In December 2004 the Company filed an amended Verified Complaint for injunctive relief. An arbitration hearing had been set to commence at the end of June, 2005. The hearing has been postponed since both parties are now engaged in settlement negotiations. There can be no assurances that a settlement will be reached. If settlement is not reached, the Company plans to resume with the Arbitration hearings.

(B) Commitments

Currently there are components for three additional machines awaiting final assembly at a future time. The components are fully paid for and reflected in the Deposit account. Additional costs will be incurred if and when these machines are ordered by customers, assembled and shipped. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, is likely range between $100,000 and $150,000.

NOTE 8 OTHER AGREEMENTS

On June 30, 2005, the Company entered into a five year agreement with a Canadian company whereby the Company granted a license to the Canadian company for the purpose of processing and extracting metals and other minerals from the waste, or tailings, of tar sand mining. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

NOTE 9 SUBSEQUENT EVENTS

On August 8, 2005, the Company entered into a six month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company pays a monthly retainer fee of $7,000. In addition, the Company issued warrants for the purchase of 80,000 shares of common stock at an exercise prices of $0.75 per share. The warrants are exercisable one year from the date of this agreement.

In August 2005, the Company issued 51,665 shares of common stock valued at $.34 per share in partial settlement of dividends payable at June 30, 2005. Also see Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

DDS Technologies USA, Inc. and subsidiary (the ”Company”) is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization technology that converts certain waste into value added products for further processing or resale.

On November 14, 2002, Black Diamond Industries, Inc., a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired all of the outstanding shares of common stock of DDS Holdings, Inc., a Nevada corporation, pursuant to a securities exchange agreement dated October 27, 2002. Under the terms of the securities exchange agreement, the stockholders of DDS Holdings, Inc. agreed to transfer all of the issued and outstanding shares of common stock of DDS Holdings, Inc. in exchange for an aggregate of 12,915,525 shares of common stock, or approximately 93%, of Black Diamond Industries. Immediately prior to, and in conjunction with the transaction, the sole director and officer and majority shareholder of Black Diamond Industries returned 13,564,350 shares of common stock to treasury.

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

The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. Management believes that this Dry Disaggregation System (DDS) technology is a unique process, in which fragments of organic and inorganic matter are “crushed to collision” enduring violent accelerations and decelerations causing the disaggregation of the structure. Various companies that we have contacted as potential customers have expressed the view that this technology and its end results may have significant potential value both economically and nutritionally. Management believes that the results obtained utilizing the technology is unattainable with any other currently available technology.

Initial work on the production version of the Company’s dry disaggregation machine by the Company’s consulting engineers has revealed that it does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize very effectively to particle sizes of between 5 and 20 microns, which management believes should provide application opportunities and commercial potential in a number of industries.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following significant policies as critical to the understanding of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

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

Results of Operations

From July 17, 2002 (inception) through June 30, 2005, the Company has incurred an accumulated deficit of $13,072,590. To date, the Company has yet to achieve revenues from operations. During the six months ended June 30, 2005 and 2004, the Company incurred operating expenses of $1,396,771 and $2,701,015, respectively. The decrease in operating expenses is primarily due to the reduction in the amortization of deferred consulting fees associated with warrants issued for services. The Company anticipates that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our prospective customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if the Company is not able to successfully implement our business model, the Company may not be able to achieve profitability.

The Company has marketed its technology to various large US and Latin American companies resulting in Memoranda of Understanding and has recently signed a five year licensing agreement with a Canadian firm for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. However there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably. The Company entered into a five year agreement with a Canadian company whereby the Company granted a license to the Canadian company for the purpose of processing and extracting metals and other minerals from the waste, or tailings, of tar sand mining. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties.

The Company entered into a five year agreement with a Canadian company whereby the Company granted a license to the Canadian company for the purpose of processing and extracting metals and other minerals from the waste, or tailings, of tar sand mining. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties

Liquidity and Capital Resources

To date, we have funded our losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On April 12, 2005 we completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,957,500. Our cash balance at June 30, 2005 was $1,114,028. Based on this balance we believe that we will be able to fund our operations into the fourth quarter of this year.

In connection with the private placement, the Company is required to make a 6% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions” the Company, in August, issued shares of common stock in partial settlement of dividends payable.

Currently there are components for three additional machines awaiting final assembly at a future time. The components are fully paid for and reflected in the Deposit account. Additional costs will be incurred when these machines get assembled and shipped based on future sales. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, may range between $100,000 and $150,000.

Without demonstrating commercial feasibility and/or securing customers we may not be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven. However, we believe that based on current activities, we may be able to fund our operations through these private placements until we achieve positive cash flow from operations.

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

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at June 30, 2005 for this matter.

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

If it is unable to achieve settlement the Company intends to vigorously prosecute this lawsuit. The lawsuit alleges the Defendants’ continued detention of the DDS System is producing irreparable injury to the Company by depriving it of a unique product on which the Company may perform tests and adjustments, and which the Company could display to potential customers.

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

The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. The Company’s response contains defenses and affirmative defenses, and sets out counterclaims for replevin, conversion and declaratory judgment. An arbitration hearing had been set to commence by the end of June, 2005. The hearing has been postponed since both parties are now engaged in settlement negotiations. There can, however, be no assurances that a settlement will be reached. If settlement is not reached, the Company plans to resume with the Arbitration hearings.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2005, the Company issued 2,175 shares of 6% Series A convertible Preferred Stock for the gross proceeds of $2,175,000 in financing from accredited investors and paid $217,500 in fees to an investment banking firm. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended.

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

On July 22, 2005, we filed a Form 8-K reporting the signing of an exclusive licensing agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August 2005.

DDS TECHNOLOGIES USA, INC

/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Fasciglione
Joseph Fasciglione
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002