Form 10QSB/A
period 2005-06-30
DDS TECHNOLOGIES USA INC
filed 2005-09-21
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

(561) 750-4450

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 17, 2005: 19,235,542 shares of common stock outstanding, $0.0001 par value per share.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

		EXPLANATORY NOTE

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGES	3-6	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005 (UNAUDITED).

PAGES	8-17	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PAGES	18-21	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	21-22	CONTROLS AND PROCEDURES

PAGES	23-25	PART II OTHER INFORMATION

PAGES	26-28	SIGNATURES

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Form 10-QSB (originally filed with the Securities and Exchange Commission on August 22, 2005) to correct the accounting method used to record the sale of its 6% convertible preferred stock and related warrants in a private placement completed on April 12, 2005. Specifically, the Company accounted for certain embedded instruments relating to the convertible preferred stock as permanent equity rather than liabilities as prescribed by Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Additionally, these embedded instruments were required to be accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments with Hedging Activities.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,114,028	$442,762
Inventory, net	220,536	220,536
Prepaid expenses	92,151	253,560

Total Current Assets	1,426,715	916,858

FIXED ASSETS, NET	36,524	39,666
PATENT	4,935,000	4,935,000
DEPOSITS ON PURCHASE OF MACHINERY	575,714	575,714

TOTAL ASSETS	$6,973,953	$6,467,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$272,357	$358,474
Accrued professional fees	60,000	77,009
Embedded derivatives at fair value	1,054,296	—

Total Current Liabilities	1,386,653	435,483

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK	226,564	—

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 19,235,542 shares issued and outstanding	1,923	1,923
Additional paid-in capital	18,273,233	18,171,587
Deferred consulting expense	—	(72,879)
Deficit accumulated during development stage	(12,914,420)	(12,068,876)

Total Stockholders’ Equity	5,360,736	6,031,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,973,953	$6,467,238

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period From July 17, 2002 (Inception) Through June 30, 2005
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Professional fees	346,506	969,856	648,595	1,955,836	7,371,186
General and administrative	236,738	209,862	392,887	434,260	1,948,953
Salaries and related taxes	129,579	141,928	263,611	310,919	1,125,267
Research and development	69,627	—	91,678	—	226,786
Merger costs	—	—	—	—	200,000
Machinery impairment	—	—	—	—	2,602,775

Total Expenses	782,450	1,321,646	1,396,771	2,701,015	13,474,967

INTEREST INCOME	4,208	1,523	4,871	2,445	14,191
GAIN ON FAIR VALUE ADJUSTMENT TO EMBEDDED DERIVATIVES	2,653,889	—	2,653,889	—	2,653,889

PRIVATE PLACEMENT EXPENSES	(1,852,332)	—	(1,852,332)	—	(1,852,332)

NET INCOME (LOSS)	$23,315	$(1,320,123)	$(590,343)	$(2,698,570)	$(12,659,219)

Convertible preferred stock dividends	(255,201)	—	(255,201)	—

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(231,886)	$(1,320,123)	$(845,544)	$(2,698,570)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.07)	$(0.04)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,235,542	18,920,153	19,235,542	18,822,255

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Amortization of deferred consulting expenses in 2005					72,879				72,879

Warrants issued for convertible preferred stock financing			101,646						101,646

Accretion of preferred stock to dividends								(226,563)	(226,563)

Dividends on preferred stock	—	—	—	—	—	—	—	(28,638)	(28,638)

Net loss, six months ended June 30, 2005	—	—	—	—	—	—	—	(590,343)	(590,343)

BALANCE, June 30, 2005	19,235,542	$1,923	$18,273,233	$—	$—	$—	$—	$(12,914,420)	$(5,360,736)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period From July 17, 2002 (Inception) Through June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(590,343)	$(2,698,570)	$(12,659,219)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	2,752	2,829	12,545
Machinery and deposits impairment	—	—	2,602,775
Amortization of deferred consulting expense	72,879	1,312,349	3,077,040
Settlement on legal payable	—	—	(350,000)
Forgiveness of interest receivable	—	—	3,074
Common stock issued for services	—	—	465,000
Warrants issued for services	101,646		101,646
Gain on fair value adjustment to embedded derivatives	(2,653,890)	—	(2,653,890)
Valuation of embedded derivatives in excess of gross proceeds	1,533,186		1,533,186

Changes in operating assets and liabilities:

Prepaid expenses	161,409	165,185	(92,151)

Accrued professional fees	(17,009)	—	484,500

Accounts payable and accrued expenses	(114,754)	(143,269)	243,720

Net Cash Used In Operating Activities	(1,504,124)	(1,361,476)	(7,231,774)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit on purchase of machinery	—	—	(4,011,976)

Refund of deposit on purchase of machinery	—	—	741,000

Purchases of fixed assets	390	(31,496)	(177,118)

Acquisition of license/patent	—	—	(700,000)

Note receivable and accrued interest – related party	—	(1,846)	(238,074)

Net Cash Provided by (Used In) Investing Activities	390	(33,342)	(4,386,168)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock and warrants	—	1,456,607	10,556,970

Sale of convertible preferred stock	2,175,000		2,175,000

Net Cash Provided By Financing Activities	—	1,456,607	12,731,970

NET INCREASE IN CASH	671,266	61,789	1,114,028

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	442,762	1,174,281	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,114,028	$1,236,070	$1,114,028

NON CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of convertible preferred stock	$226,563	—	$226,563

Dividends payable on convertible preferred stock	$28,638	—	$28,638

Common stock issued for license valued at $1.00 per share	$—	$—	$4,000,000

Warrants issued for deferred consulting services	$—	$224,671	$1,509,519

Common stock issued for deferred consulting expenses	$—	$143,000	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$—	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$801,791	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—	$—	$235,000

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at June 30, 2005 and December 31, 2004, approximate their fair value because of their relatively short-term nature.

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

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

(D) Derivatives

The Company accounts for its long term warrants, short term warrants and the conversion feature of the convertible preferred stock issued in a private placement with the 6% convertible preferred stock as derivatives under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 150-1, Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FSP No. 150-5, Issuer’s Accounting under SFAS No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

The long term warrants, short term warrants and the conversion feature of the convertible preferred stock are treated as a liability in the accompanying condensed consolidated balance sheet at June 30, 2005 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income/(expense) in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2005, the Company recorded other income relating to the fair value adjustment of $2,653,889. Also see Note 6.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

		For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Net loss	As Reported	$(590,343)	$(2,698,570)
	Pro Forma	$(2,492,993)	$(3,759,452)
Net loss per common	As Reported	$(0.04)	$(0.14)
share - basic and diluted	Pro Forma	$(0.13)	$(0.20)

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

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at June 30, 2005.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the six months ended June 30, 2005 the fair value adjustment resulted in a gain of $837,336. The short term warrants are recorded at fair value, as determined by an independent valuation services firm, and are revalued each reporting period with the change in fair value recorded as other income/(expense). For the six months ended June 30, 2005 the fair value adjustment resulted in a gain of $1,012,735.

The beneficial conversion feature relating to the preferred stock, is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the six months ended June 30, 2005 the fair value adjustment resulted in a gain of $803,818.

Since the long and short term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $3,708,185 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $1,533,186 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. Additionally the redemption value of the preferred stock of $2,175,000 is accreted to dividends over the redemption period of two years, which resulted in dividends of $226,563 for the three and six months ended June 30, 2005.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDITED)

The Company is required to make quarterly dividend payments of 6% on the $2,175,000 that it raised from the sale of 6% Series A convertible preferred stock. The initial dividend payment was due on June 1, 2005 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. At June 30, 2005 the Company accrued dividends amounting to $28,638. Also see Note 9.

In connection with the private placement, the Company incurred cash commissions of $217,500 and issued 155,357 warrants to the investment banker. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants is reflected as private placement expense and recorded as additional paid-in capital in the condensed consolidated financial statements. The cash payment of $217,500 is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2005.

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

In May 2004 the Company delivered one of its dry disaggregation machines to Xethanol’s plant in Iowa, for testing. The Company subsequently delivered to Xethanol a notice of termination with respect to the nonbinding Pre-Formation Agreement and demanded a return of its machine. Xethanol refused to return the machine. On October 22, 2004, the Company filed a Verified Complaint for injunctive relief. Amongst various requests, the Complaint requested the return of the machine to the Company. Xethanol filed a petition for arbitration with the American Arbitration Association (the “AAA”) in late October 2004. The petition seeks money damages for breach of contract, tortuous interference with a contract, fraud, and declaratory judgment. The Company believes that the petition for arbitration is groundless. On November 3, 2004, the Company filed a response opposing Xethanol’s arbitration petition. In December 2004 the Company filed an amended Verified Complaint for injunctive relief. An arbitration hearing had been set to commence at the end of June 2005. The hearing has been postponed since both parties are now engaged in settlement negotiations. There can be no assurances that a settlement will be reached. If settlement is not reached, the Company plans to resume with the Arbitration hearings.

(B) Commitments

Currently there are components for three additional machines awaiting final assembly at a future time. The components are fully paid for and reflected in the Deposit account. Additional costs will be incurred if and when these machines are ordered by customers, assembled and shipped. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, is likely in the range between $100,000 and $150,000. In August 2005, the Company signed an agreement with a US based manufacturing company, for the design, manufacture and supply of machines incorporating the patented dry disaggregation system technology.

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

The patent relates to the Longitudinal Micrometric Separator For Classifying Solid Particulate Materials. Management believes that this Disaggregation Dry System (DDS) technology is a unique process, in which fragments of organic and inorganic matter are “crushed to collision” enduring violent accelerations and decelerations causing the disaggregation of the structure. Various companies that we have contacted as potential customers have expressed the view that this technology and its end results may have significant potential value both economically and nutritionally. Management believes that the results obtained utilizing the technology is unattainable with any other currently available technology.

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

A.	The carrying amount of our patent.

B.	The assumptions used in calculating the fair value of our stock options and warrants issued using the Black-Scholes pricing model and other independent valuation service firm.

The Company believes the following is among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a gain from the fair value adjustment to the embedded derivatives of $2,653,889 for the three and six months ended June 30, 2005.

Results of Operations

From July 17, 2002 (inception) through June 30, 2005, the Company has incurred an accumulated deficit of $12,914,420. To date, the Company has yet to achieve revenues from operations. During the six months ended June 30, 2005 and 2004, the Company incurred operating expenses of $1,396,771 and $2,701,015, respectively. The decrease in operating expenses is primarily due to the reduction in the amortization of deferred consulting fees associated with warrants issued for services. Private placement expenses of $1,852,332 primarily represents the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the funds raised in the private placement completed during this quarter. During this quarter the Company also recognized a gain of $2,653,890 as a result of revaluing the embedded derivatives as of June 30, 2005 related to the sale of the convertible preferred stock. The Company anticipates that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our prospective customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if the Company is not able to successfully implement our business model, the Company may not be able to achieve profitability.

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

Currently there are components for three additional machines awaiting final assembly at a future time. The components are fully paid for and reflected in the Deposit account. Additional costs will be incurred when these machines get assembled and shipped based on future sales. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, may range between $100,000 and $150,000. The Company has signed an agreement with a US based manufacturing company, for the design, manufacture and supply of machines incorporating the patented dry disaggregation system technology.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing them with material information required to be disclosed by us in our filings under the Exchange Act. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

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