Form 10QSB
period 2005-09-30
DDS TECHNOLOGIES USA INC
filed 2005-11-14
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2005: 19,812,490 shares of common stock outstanding, $0.0001 par value per share.

Transitional Small Business Disclosure format.    Yes  ☐    No  ☒

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005 (UNAUDITED).

PAGES	3-6	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005 (UNAUDITED).

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005 (UNAUDITED).

PAGES	8-18	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PAGES	19-22	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	22	CONTROLS AND PROCEDURES

PAGES	23-24	PART II OTHER INFORMATION

PAGE	25	EXHIBITS AND REPORTS ON FORM 8-K

PAGES	26-28	CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$469,997	$442,762
Inventory, net	220,536	220,536
Prepaid expenses	18,947	253,560

Total Current Assets	709,480	916,858

FIXED ASSETS, NET	35,123	39,666
PATENT	4,935,000	4,935,000
DEPOSITS ON PURCHASE OF MACHINERY	581,064	575,714

TOTAL ASSETS	$6,260,667	$6,467,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$394,875	$358,474
Accrued professional fees	60,000	77,009
Embedded derivatives at fair value	4,337,937	—

Total Current Liabilities	4,792,812	435,483

COMMITMENTS AND CONTINGENCIES 6% CONVERTIBLE PREFERRED STOCK	498,439	—

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 19,345,395 shares issued and outstanding	1,934	1,923
Additional paid-in capital	18,370,696	18,171,587
Deferred consulting expense	(35,042)	(72,879)
Deficit accumulated during development stage	(17,368,172)	(12,068,876)

Total Stockholders’ Equity	969,416	6,031,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,260,667	$6,467,238

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period From July 17, 2002 (Inception) Through September 30, 2005
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Professional fees	237,950	622,490	886,545	2,578,326	7,609,136
General and administrative	234,897	265,846	627,783	700,106	2,183,849
Salaries and related taxes	122,922	159,400	386,534	470,319	1,248,190
Research and development	46,766	—	138,444	—	273,552
Litigation settlement expense	226,000		226,000		226,000
Merger costs	—	—	—	—	200,000
Machinery impairment	—	—	—	—	2,602,775

Total Expenses	868,535	1,047,736	2,265,306	3,748,751	14,343,502

INTEREST INCOME	3,287	1,337	8,158	3,782	17,478
LOSS ON FAIR VALUE ADJUSTMENT TO EMBEDDED DERIVATIVES	(3,283,641)	—	(629,752)	—	(629,752)
PRIVATE PLACEMENT EXPENSES	—	—	(1,852,332)	—	(1,852,332)

NET LOSS	$(4,148,889)	$(1,046,399)	$(4,739,232)	$(3,744,969)	$(16,808,108)

Convertible preferred stock dividends	(304,863)	—	(560,064)	—

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,453,752)	$(1,046,399)	$(5,299,296)	$(3,744,969)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.23)	$(0.05)	$(0.28)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,295,030	19,235,542	19,255,444	18,961,531

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense for August 2005			46,723		(46,723)				—
Amortization of deferred consulting expenses in 2005					84,560				84,560
Warrants issued for convertible preferred stock financing			101,646						101,646
Stock Issued for dividends on convertible preferred stock	109,853	11	50,740						50,751
Accretion of preferred stock to dividends								(498,438)	(498,438)
Dividends on preferred stock	—	—	—	—	—	—	—	(61,626)	(61,626)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period From July 17, 2002 (Inception) Through September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,739,232)	$(3,744,969)	$(16,808,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,153	4,303	13,946
Machinery and deposits impairment	—	—	2,602,775
Amortization of deferred consulting expense	84,560	1,614,885	3,088,721
Settlement on legal payable	—	—	(350,000)
Forgiveness of interest receivable	—	—	3,074
Common stock issued for services	—	—	465,000
Warrants issued for services	101,646		101,646
Gain/(Loss) on fair value adjustment to embedded derivatives	629,752	—	629,752
Valuation of embedded derivatives in excess of gross proceeds	1,533,186		1,533,186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	229,263	268,871	(24,297)
Accrued professional fees	(17,009)	—	484,500
Accounts payable and accrued expenses	25,526	(50,839)	384,000

Net Cash Used In Operating Activities	(2,148,155)	(1,907,749)	(7,875,805)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit on purchase of machinery	—	667,092	(4,011,976)
Refund of deposit on purchase of machinery	—	—	741,000
Purchases of fixed assets	390	(31,496)	(177,118)
Acquisition of license/patent	—	—	(700,000)
Note receivable and accrued interest –related party	—	—	(238,074)

Net Cash Provided by (Used In) Investing Activities	390	635,596	(4,386,168)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock and warrants	—	1,456,607	10,556,970
Sale of convertible preferred stock	2,175,000		2,175,000

Net Cash Provided By Financing Activities	2,175,000	1,456,607	12,731,970

NET INCREASE IN CASH	27,235	184,454	469,997

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	442,762	1,174,281	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$469,997	$1,358,735	$469,997

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of convertible preferred stock	$498,439	—	$498,439

Dividends payable on convertible preferred stock	$10,875	—	$10,875

Common stock issued for license valued at $1.00 per share	$—	$—	$4,000,000

Warrants issued for deferred consulting services	$—	$—	$1,509,519

Common stock issued for deferred consulting expenses	$—	$—	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$—	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$—	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—	$471,724	$235,000

Common stock issued for dividends on convertible preferred stock	$50,751	$—	$50,751

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

On October 12, 2005 the Company merged DDS Technologies USA, Inc., a Delaware corporation into the Company. As a result of the merger, each DDS Delaware shareholder at the time of the merger (other than the Company) received one share of the Company’s common stock for each share of DDS Delaware common stock which it held immediately prior to the merger.

NOTE	2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DDS Technologies USA, Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at September 30, 2005 and December 31, 2004, approximate their fair value because of their relatively short-term nature.

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

The long term warrants, short term warrants and the conversion feature of the convertible preferred stock are treated as a liability in the accompanying condensed consolidated balance sheet at September 30, 2005 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income/(expense) in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2005, the Company recorded other expense relating to the fair value adjustment of $3,283,641 and $629,752 respectively. Also see Note 6.

(E) Research and Development

Research and development consists of consulting fees incurred in the development of the Company’s technology and are expensed as incurred.

For the three and nine months ended September 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through September 30, 2005, the Company incurred research and development expenses of $46,766, $138,444, $0, $0 and $273,552, respectively.

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

(H) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through September 30, 2005, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

		For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Net loss	As Reported	$(4,739,232)	$(3,744,969)
	Pro Forma	$(6,641,882)	$(4,805,851)

Net loss per common	As Reported	$(0.28)	$(0.20)
share - basic and diluted	Pro Forma	$(0.35)	$(0.25)

(J) Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period’s presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2005 and 2004, and for the period from July 17, 2002 (inception) through September 30, 2005, the Company incurred consulting expenses of $45,000, $42,000 and $1,061,500, respectively, from stockholders of the Company.

For the nine months ended September 30, 2005 and 2004, the company incurred consulting expenses from stockholders of the Company of $135,000 and $274,500 respectively.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 4 STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the nine months ended September 30, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,800,000	$5.23
Granted	800,000	$1.00

Outstanding at September 30, 2005	2,600,000	$3.93

Options exercisable at September 30, 2005	1,550,000	$4.38

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through September 30, 2005	$3.93

The following table summarizes information about the stock options outstanding at September 30, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2005	Weighted Average Exercise Price
$3.40	300,000	8.67	$3.40	300,000	$3.40
$3.96	200,000	8.50	$3.96	200,000	$3.96
$5.00	600,000	7.62	$5.00	600,000	$5.00
$7.00	400,000	8.08	$7.00	—	$—
$8.00	200,000	8.08	$8.00	200,000	$8.00
$3.40	50,000	8.67	$3.40	50,000	$3.40
$0.63	50,000	9.08	$0.63	—	$—
$1.00	400,000	9.25	$1.00	100,000	$1.00
$1.00	400,000	9.25	$1.00	100,000	$1.00

NOTE 5 CONSULTING AND MARKETING AGREEMENTS

On April 26, 2004, the Company entered into a 14 month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $72,879 for the nine months ended September 30, 2005. There is no remaining unamortized balance as of September 30, 2005 relating to the warrant issuance.

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

On August 8, 2005, the Company entered into a six month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company pays a monthly retainer fee of $7,000. In addition, the Company issued warrants for the purchase of 80,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable until August 7, 2006. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $46,723. For the three and nine months ended September 30, 2005, the Company recognized $11,681 in consulting expense. The remaining unamortized balance of $35,042 is presented in the condensed consolidated balance sheet as deferred consulting expense.

NOTE 6 PRIVATE PLACEMENT

On April 12, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 6% Series A convertible preferred stock. The Company issued 2,175 shares of its Series A convertible preferred stock for a purchase price of $2,175,000 ($1,957,500 net of commissions) and the Company may raise up to an additional $2.2 million upon the exercise of the short term warrants (as described below). The Series A preferred stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, in common stock if certain “Equity Conditions”, as defined, are met. Because the Company is likely not to meet specific performance criteria, it is likely that the conversion price will be reduced on January 1, 2006 to $.50 per share.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

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

In April 2005, by the approval of the Board and a majority vote of the shareholders, the number of authorized shares of the Company’s common stock was increased to 50 million shares.

Shares of the convertible preferred stock are mandatorily redeemable at the end of two years from date of issuance. There are also certain triggering events that are outside of the Company’s control that could cause an earlier redemption.

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at September 30, 2005.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the nine months ended September 30, 2005 the fair value adjustment resulted in a loss of $244,674. The short term warrants are recorded at fair value, as determined by an independent valuation services firm, and are revalued each reporting period with the change in fair value recorded as other income/(expense). For the nine months ended September 30, 2005 the fair value adjustment resulted in a loss of $256,820.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

The beneficial conversion feature relating to the preferred stock, is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the nine months ended September 30, 2005 the fair value adjustment resulted in a loss of $128,258.

Since the long and short term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $3,708,185 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $1,533,186 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Additionally the redemption value of the preferred stock of $2,175,000 is accreted to dividends over the redemption period of two years, which resulted in dividends of $271,875 and $498,438 for the three and nine months ended September 30, 2005, respectively.

The Company is required to make quarterly dividend payments of 6% on the $2,175,000 that it raised from the sale of 6% Series A convertible preferred stock. The initial dividend payment was due on June 1, 2005 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the three and nine months ended September 30, 2005 were $32,988 and $61,626 respectively. At September 30, 2005 the Company accrued dividends amounting to $10,875.

In connection with the private placement, the Company incurred cash commissions of $217,500 and issued 155,357 warrants to the investment banker. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants is reflected as private placement expense and recorded as additional paid-in capital in the condensed consolidated financial statements. The cash payment of $217,500 is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

In July 2005, the Company issued 51,665 shares of common stock valued at $.34 per share in settlement of dividends payable as of June 1, 2005. In September 2005, the Company issued 58,188 shares of common stock valued at $.57 per share in settlement of dividends payable as of September 1, 2005.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 7 COMMITMENTS AND CONTINGENCIES

(A) Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. In the opinion of management, this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company does not believe a provision is necessary at September 30, 2005 for this matter.

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at September 30, 2005 for this matter.

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

On October 19, 2005 the Company entered into a Marketing & License Agreement and a Mutual Release with Xethanol Corporation (“Xethanol”). The Agreement grants Xethanol a license with respect to the Company’s proprietary dry disaggregation technology to extract materials from agricultural commodities including corn and cellulosic biomass to be used as ethanol production feedstock in Xethanol’s ethanol production facilities. In addition, the Company has granted Xethanol an exclusive license, with certain exceptions, to market the Company’s dry disaggregation technology to the ethanol industry in the USA.

Pursuant to the agreement, the parties entered into a Mutual Release, pursuant to which each party discharged the other from all claims and liabilities related to a previous dispute between them and the parties have agreed to dismiss all pending litigation proceedings. As part of the settlement, the Company is obligated to make a payment of $50,000 and issue 200,000 restricted shares of its

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

stock to Xethanol and Xethanol will release the DDS machine. The shares were valued at $176,000. The Company recorded $226,000 as a settlement amount in the accompanying condensed consolidated statement of operations for the periods ended September 30, 2005.

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

(C) Lease Agreement

In August 2005, the Company entered into a lease agreement for office space for its Research and Development center located in Norcross, Georgia. The lease is for a period of three years beginning in November 2005. The monthly lease payment is $5,350. The Company also paid a lease deposit of $5,350 and recorded it as a deposit on the accompanying condensed consolidated balance sheet.

NOTE 8 OTHER AGREEMENTS

In February 2005, the Company entered into a five year agreement with a Canadian company whereby the Company granted a license to the Canadian company for the purpose of processing and extracting metals and other minerals from the waste, or tailings, of tar sand mining. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties.

On August 30, 2005 the Company entered into an agreement with a U.S. based equipment manufacturer to manufacture and supply the Company with machines embodying the DDS patented technology.

NOTE 9 SUBSEQUENT EVENTS

On October 19, 2005 the Company entered into a Marketing & License Agreement and amicably settled the outstanding litigation with Xethanol Corporation resulting in a Mutual Release discharging each party from all claims and liabilities. See Note 7 (A) above.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

On October 12, 2005 the Company merged DDS Technologies USA, Inc., a Delaware corporation into the Company. As a result of the merger, each DDS Delaware shareholder at the time of the merger (other than the Company) received one share of the Company’s common stock for each share of DDS Delaware common stock which is held immediately prior to the merger

In October 2005, pursuant to the terms of the exclusive license agreement entered into in February 2005, the Company shipped its first machine embodying its proprietary DDS Technology. Acceptance and payment of the machine will be in accordance with the terms of the previously disclosed agreement.

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

In May 2003, FishtheWorld Holdings changed its name to DDS Technologies, USA, Inc. and reincorporated in the State of Nevada.

On October 12, 2005 the Company merged DDS Technologies USA, Inc., a Delaware corporation into the Company. As a result of the merger, each DDS Delaware shareholder at the time of the merger (other than the Company) received one share of the Company’s common stock for each share of DDS Delaware common stock which is held immediately prior to the merger.

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

The Company believes the following are among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a loss from the fair value adjustment to the embedded derivatives of $3,283,641 and $629,752 for the three and nine months ended September 30, 2005, respectively.

Results of Operations

From July 17, 2002 (inception) through September 30, 2005, the Company has incurred an accumulated deficit of $17,368,172. To date, the Company has yet to achieve revenues from operations. During the nine months ended September 30, 2005 and 2004, the Company incurred operating expenses of $2,265,306 and $3,748,751, respectively. The decrease in operating expenses is primarily due to the reduction in the amortization of deferred consulting fees associated with warrants issued for services. Private placement expenses of $1,852,332 primarily represent the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the funds raised in the private placement completed during this quarter. During this quarter the Company also recognized a loss of $3,283,641 as a result of revaluing the embedded derivatives as of September 30, 2005 related to the sale of the convertible preferred stock. The Company anticipates that losses from operations will continue for the remainder of the year primarily due to our relatively long sales cycle and the significant due diligence and testing conducted by our prospective customers. Testing includes the preparation of various sample products for processing using our proprietary technology process through our testing facility and submitting our analysis of results to third party labs for independent verification as well as reviewing the results with the prospective client. However, if the Company is unable to successfully implement its business model, the Company may never achieve profitability.

The Company has marketed its technology to various large US and Latin American companies resulting in Memoranda of Understanding and has recently signed a five year licensing agreement with a Canadian firm for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. However there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably. The Company entered into a five year agreement with a Canadian company whereby the Company granted a license to the Canadian company for the purpose of processing and extracting metals and other minerals from the waste, or tailings, of tar sand mining. Pursuant to the agreement, the Company has shipped the first machine. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties.

Liquidity and Capital Resources

To date, we have funded our losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On April 12, 2005 we completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,957,500. Our cash balance at September 30, 2005 was $469,997. Based on this balance we believe that we will be able to fund our operations into the fourth quarter of this year. The Company is currently seeking to raise additional funds through another private placement. Without demonstrating commercial feasibility, securing customers or both, we may not be able to secure additional capital necessary to fund operations.

In connection with the most recent private placement, the Company is required to make a 6% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions” in September the Company issued shares of common stock in partial settlement of dividends payable.

Currently there are components for three additional machines awaiting final assembly at a future time. The components are fully paid for and reflected in the Deposit account. Additional costs will be incurred when these machines are assembled and shipped based on future sales. While the final amount per machine is not determinable at this time, it is expected that the final payment, per machine, would range between $100,000 and $150,000. The Company has signed an agreement with a US based manufacturing company, for the design, manufacture and supply of machines incorporating the patented dry disaggregation system technology.

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

The Company received a potential claim from two shareholders alleging that the Company failed to register their shares for re-sale in the Company’s last registration statement, filed on Form S-1 under the Securities Act of 1933, as amended on November 12, 2003 and an amendment thereto on December 13, 2003. In addition, these shareholders have alleged that they were induced erroneously into surrendering shares of DDS Holdings, Inc. in connection with the reorganization into Black Diamond Industries, Inc. Although the Company believes that it has defenses to these alleged actions, the Company is attempting to reach an amicable settlement for these claims. There can be no assurance that these disputes will be favorably resolved, if at all, or that these claims will not have a material adverse effect on the Company. The Company does not believe a provision is necessary at September 30, 2005 for this matter.

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

On October 19, 2005 the Company entered into a Marketing & License Agreement and a Mutual Release with Xethanol Corporation (“Xethanol”). The Agreement grants Xethanol a license with respect to the Company’s proprietary dry disaggregation technology to extract materials from agricultural commodities including corn and cellulosic biomass to be used as ethanol production feedstock in Xethanol’s ethanol production facilities. In addition, the Company has granted Xethanol an exclusive license, with certain exceptions, to market the Company’s dry disaggregation technology to the ethanol industry in the USA.

The Company and Xethanol had been engaged in litigation regarding a Pre-Formation Agreement previously entered into by the two companies. The dispute has now been amicably settled. Pursuant to the agreement, the parties entered into a Mutual Release, pursuant to which each party discharged the other from all claims and liabilities and the parties have agreed to dismiss all pending litigation proceedings. As part of the settlement, the Company is obligated to make a payment of $50,000 and issue 200,000 restricted shares of its stock to Xethanol and Xethanol will release the DDS machine. As a part of the settlement, the Company is obligated to make a payment of $50,000 and issue 200,000 restricted shares of stock to Xethanol and Xethanol will release the DDS machine. The shares were valued at $176,000. The Company recorded $226,000 as a settlement amount in the accompanying condensed consolidated statement of operations for the period ended September 30, 2005.

ITEM 2. CHANGES IN SECURITIES

During the third quarter of 2005, the Company issued 109,853 shares of common stock as dividend payment due pursuant to the April 12, 2005 sale of 6% Series A convertible Preferred Stock.

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

On August 30, 2005, we filed a Form 8-K reporting the revised accounting treatment of the embedded derivatives related to the sale of Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2005.

DDS TECHNOLOGIES USA, INC

/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Fasciglione
Joseph Fasciglione
Chief Financial Officer
(Principal Accounting Officer)