Form 10QSB/A
period 2005-09-30
DDS TECHNOLOGIES USA INC
filed 2005-11-18
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Form 10-QSB (originally filed with the Securities and Exchange Commission on November 14, 2005). The purpose of the amendment is to correct pages 5 and 6, a portion of which was omitted when the Form 10Q-SB was converted for electronic filing with the Securities and Exchange Commission. No other changes have been made.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense for August 2005			46,723		(46,723)				—
Amortization of deferred consulting expenses in 2005					84,560				84,560
Warrants issued for convertible preferred stock financing			101,646						101,646
Stock Issued for dividends on convertible preferred stock	109,853	11	50,740						50,751
Accretion of preferred stock to dividends								(498,438)	(498,438)
Dividends on preferred stock	—	—	—	—	—	—	—	(61,626)	(61,626)
Net loss, nine months ended September 30, 2005	—	—	—	—	—	—	—	(4,739,232)	(4,739,232)

BALANCE, September 30, 2005	19,345,395	$1,934	$18,370,696	$—	$(35,042)	$—	$—	$(17,368,172)	$969,416

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