Form 10KSB
period 2005-12-31
DDS TECHNOLOGIES USA INC
filed 2006-04-17
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30498

DDS TECHNOLOGIES USA, INC.

(Name of small business issuer in its charter)

Nevada	13-4253546
(State of incorporation)	(I.R.S. Employer Identification No.)

150 East Palmetto Park Road, Suite 510 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

561-750-4450

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year was: $0

The aggregate market value of the 18,520,968 shares of voting stock held by non-affiliates of the registrant was approximately $6,482,339, based on the closing sale price of the common stock on March 8, 2006 of $0.35 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

As of March 8, 2006, there were 20,111,518 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒.

DDS TECHNOLOGIES USA, INC.

Cautionary Note Regarding Forward-Looking Statements and Future Prospects

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

Examples of forward looking statements in this Annual Report on Form 10-KSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;

•	the availability of additional capital to finance our development;

•	our dependence on management and need to recruit additional personnel;

•	the limited trading market for our Common Stock;

•	advances by our competitors;

•	agricultural risks of certain of our customers;

•	foreign market risks; and

•	other risks, including those described in “Risk Factors” beginning on page 4 and from time to time in our other Securities and Exchange Commission filings.

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

In this Annual Report on Form 10-KSB, “Company,” “the Company,” “us,” “our” and “DDS” refer to DDS Technologies USA, Inc., a Nevada corporation and its subsidiary, unless the context requires otherwise.

DDS TECHNOLOGIES USA, INC.

PART I

ITEM 1. BUSINESS

General and Business Development

The Company is currently a development stage company with no revenues to date. We hold a patent for a dry disaggregation technology, which dry separates agricultural products and sorts them according to various properties. The technology may have applications across numerous industries. The Company intends to fully commercialize its technology. The technology is expected to produce, as a final product, either highly micronized particles, based on customers requirements or various fractions of separated materials.

We commenced business in July 2002 when our founders formed DDS Holdings, Inc. to acquire rights to, and commercialize, a patented dry disaggregation system technology in North, South and Central America, the Caribbean (excluding Cuba) and Africa. The founders and initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse merger on November 14, 2002. Black Diamond Industries, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. Thereafter (in December 2002), Black Diamond Industries, Inc. reincorporated in Delaware and changed its name to DDS Technologies USA, Inc. (“DDS Delaware”). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation. Thereafter (in May 2003), Fishtheworld Holdings, Inc. effected a reincorporation merger in the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. (“DDS Nevada”). Fishtheworld Holdings, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. On October 17, 2005, we merged DDS Delaware into us and DDS Holdings became a direct wholly-owned subsidiary of ours. The Company has never been subject to any bankruptcy, receivership or similar proceedings.

The Company has entered into a contract with a Canadian company to supply it with dry disaggregation machine(s) and has granted it an exclusive license for the processing and extraction of sulfur and sulfur derivative materials in North America. The Company is also conducting tests on products in conjunction with a number of major companies in the food ingredient, flavoring and spice industries as well as health food and pharmaceutical products. The Company has also entered into an exclusive licensing agreement with Xethanol Corporation, a leading bio-mass to ethanol producer and technology developer. Under this agreement Xethanol will apply the DDS Technology to its own manufacturing operations and market the DDS Technology in conjunction with its own licensed technology to other small and medium sized ethanol producers throughout the United States.

Corporate Information

DDS Technologies USA, Inc. is a Nevada corporation, the address of our principal executive office is 150 East Palmetto Park Road Suite 510 Boca Raton, Florida 33432, and our telephone number at that address is (561) 750-4450.

Description of the Dry Disaggregation Technology

The dry disaggregation technology is the result of research that began in 1964 by a group of technical research analysts and scientists in the alimentary field. They developed a system of “disaggregation” of structures, called “crushing to collision,” through which the fragments of matter, both organic and inorganic, endure violent accelerations and decelerations, which cause the disaggregation of the structure. The particles are separated as a function of their specific weight. Although research on the technology began over 40 years ago, only in the last few years has it been developed to the point of potential commercial application. A patent filed with the European Patent Office covering the central aspects of the technology was licensed and ultimately transferred to the Company. The Company has recently been granted U.S. Patent No. 6,848,582 for this technology.

The dry disaggregation technology processes dry ingredients and reduces the size of the particles to between 5 and 20 microns. This micronization allows temperature sensitive ingredients to be “milled” to a size that heretofore was not readily attainable. In addition, it is believed that by using different specific weights for output, the dry disaggregation technology will be able to “fractionalize” products in a way that will allow the components of the raw material inputs to be sorted into separate materials. By separating the various components of agricultural materials (protein, starch, fiber, etc.) the technology offers versatility and economic gains for processors. Many waste materials that were once thought too expensive to process can be economically converted to usable products.

Initial analysis of the production version of our dry disaggregation machine by consulting engineers we have engaged for this purpose has revealed that the machine does not fully disaggregate organic material to the extent that a prototype research machine does, and therefore requires additional development work. However, the production version does micronize very effectively to particle sizes of between 5 and 20 microns which provides application opportunities and commercial potential in a number of industries.

Potential Applications and Marketing Plan

The Company intends to concentrate its marketing/sales efforts on the following market segments in which the Company believes that revenue can be achieved in the shortest possible time. These markets segments are:

Contaminated sulfur processing

In February 2005 the Company entered into an exclusive licensing agreement with Knoll Ventures of Calgary, Canada for the application of the dry disaggregation technology to the processing and extraction of sulfur and sulfur derivative products in North America and other authorized territories. The sulfur to be processed, initially in the province of Alberta, Canada, is the by-product of natural gas purification and it has been estimated that approximately 3 million tons of sulfur are currently stored in open-air pits or dumps where it has become contaminated. Under this agreement Knoll Ventures will order one dry disaggregation machine immediately and initiate a test and development program in Calgary to adapt the technology to the environment and specific application. Once the test and development program is completed and the initial machine performs to Knoll Ventures’ good faith satisfaction, Knoll Ventures will place orders with the Company for additional machines, commensurate with the size of the contracts it is negotiating with gas companies in the province of Alberta, Canada for the processing of contaminated sulfur. Initial tests have been conducted on an experimental machine and results were positive.

Ethanol

In October 2005 the Company entered into an Exclusive Licensing Agreement with Xethanol Corporation for the application of the DDS Technology to the production of ethanol. Our technology could have significant applications in the biomass waste-to-ethanol industry. This industry includes corn, stover and other associated waste streams. Our process allows us to separate solid waste into starch or cellulose and other consumable nutrients. The starch or cellulose fractions could be employed as feedstock in ethanol plants producing ethanol and the productivity of the ethanol fermentation process could be significantly improved. Our technology also offers potential environmental benefits by utilizing waste materials which would otherwise be left in the fields contributing to carbon dioxide emissions.

Animal Feed

Our technology could have application in the market for both livestock and domestic pets. The technology allows the feed products, derived from a variety of raw materials, to be tailored to the specific nutritional requirements of each type of animal. Preliminary tests have indicated that the livestock and pet industries can achieve cost savings as a result of the improved nutritional value derived from using the dry disaggregation technology.

Other Organic Product Industries

The Company’s technology has potential application in a number of other industries which are under consideration, including wine, soy bean, rice, sugar, tobacco and coffee.

Primarily, our intended customers are relatively large processors of human and animal feed. While the Company has had significant discussions with a number of potential customers, selling to these companies involves a relatively long sales cycle with significant due diligence and testing on the part of the customers. A prototype machine is currently located in Norcross, Georgia, where the Company is utilizing it for research and development work as well as a demonstration machine for potential customers.

Revenue Model

Our business plan contemplates that the Company will sell or lease machinery employing the dry disaggregation technology, and obtain a royalty based on the amount or value of the product processed through the machines as is the case in the contaminated sulfur purification project entered into with Knoll Ventures of Calgary, Canada. The Company may also enter into joint venture or strategic partner arrangements in which the Company will retain an equity interest in the profits from the sale of products processed with our machinery. While the Company is in discussions with a number of other potential customers, the Company may be required to alter its revenue model if the Company is unsuccessful in signing contracts with these and other potential customers. In addition, our preferred revenue model may require us to obtain substantial additional financing and if the Company is unable to raise sufficient financing the Company may need to revise its business model or reduce its expectations.

Manufacturing

The Company does not manufacture the DDS machines. It has a manufacturing agreement to purchase the equipment directly from a manufacturer in St. Louis, MO. The Company has transferred all technical design, development and manufacturing operations to North America.

Competition

The Company is unaware of any competitor which is focused on similar methods of increasing yields in food processing. However, there are numerous methods of increasing raw material yields using dissimilar processes and the Company will need to show attractive cost-savings to our customers in order to compete effectively.

Our primary competitors (in the micronizing market) manufacture milling equipment and are substantially larger and better capitalized than the Company. However, our process provides unique benefits and may provide superior results to traditional milling practices. The dry disaggregation technology permits the milling of products, primarily food products, at ambient temperature while traditional milling equipment generates heat in the milling process thus having the potential to reduce nutritional value in temperature sensitive products. In addition, the dry disaggregation technology is able to “mill” product to between 5 and 20 microns, which is well below the size of the traditionally milled products allowing particles to be absorbed more easily than the traditionally milled products.

Patents and Proprietary Protection

The Company relies on a combination of our patent, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. The Company has obtained the exclusive ownership of the pending patent, # 02425336.1, which was filed with the European patent office on May 28, 2002, and also the patent granted by the U.S. Patent and Trademark Office, Patent No. 6,848,582 in February 2005, which relate to the dry disaggregation system (Micrometric Separator Technology). The Company is in the process of filing for protection of the patent assignment in the corresponding offices in numerous foreign jurisdictions. The Company had previously licensed the patented technology. The Company has also acquired ownership of two prototype machines.

The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The Company’s management believes that this dry disaggregation technology is a unique process, in which fragments of organic and inorganic matter are “crushed to collision” enduring violent accelerations and decelerations causing the disaggregation of the material’s structure. The proprietary dry disaggregation technology utilizes a longitudinal micrometric separator, along with other technologies, to separate various fractions (proteins, fibers, starch, etc.) into value added products for further processing or resale. The Company has demonstrated the technology to a number of potential customers all of whom agree the technology has commercial potential but requires further development with which they are prepared to cooperate.

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

Research and Development Costs

The Company spent approximately $135,000 during 2004 and $315,000 during 2005 on research and development activities and expects to spend approximately $200,000 in 2006. No research and development costs are borne by the Company’s customers.

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

Employees

We have four employees, all of whom are full time employees and dedicated to either administration or sales. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS

In order to continue operations in the future, we will need additional sources of funding in the future which may not be available to us.

The operation and development of our business will require significant additional capital by the end of the 4th quarter of 2006 to, among other things, fund our operations, acquire machines to employ in joint ventures, conduct research and development, and finance future acquisitions and investments. In April 2006, the Company received $1,430,000 from the exercise of short term warrants issued in connection with the Series A Convertible preferred stock in April 2005. We have historically relied upon private sales of our equity to fund our operations. When we seek additional capital, we may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. Sale of additional equity or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to the securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations. These sources of financing, or alternative sources, may not be available on terms favorable to us, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions or additional financings unattractive to us. If we are unable to raise additional capital, our growth will be impeded, we may never be able to generate revenue, and we may be forced to terminate operations.

The terms of our Series A preferred stock and Series B preferred stock require us to redeem all outstanding shares of Series A preferred stock on April 12, 2007 and all outstanding shares of Series B preferred stock on January 4, 2008, and if we are unable to do so by such dates, failure to redeem the shares may result in the holders of our preferred stock controlling our assets.

On April 12, 2007 we will be required to redeem all of our outstanding shares of Series A preferred stock for a redemption price of $2,175,000 plus all accrued and unpaid interest and penalties and fees associated therewith. Similarly, on January 4, 2008 we will be required to redeem all of our outstanding shares of Series B preferred stock for a redemption price of $1,567,500 plus all accrued and unpaid interest and penalties and fees associated therewith. Our ability to redeem both the Series A and Series B preferred stock depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to obtain financing, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to redeem the Series A and Series B preferred stock. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all.

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

If equipment incorporating our dry disaggregation technology is not commercially successful whether as a result of the equipment not disaggregating organic material to a commercially useful level, lack of demand for the equipment or otherwise, we may never become profitable.

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

Our business model is new and unproven.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

We are dependent on key personnel and the loss of these key personnel or our inability to recruit new personnel could have a material adverse effect on our success.

We are dependent upon the efforts of Mr. Spencer Sterling, Ms. Kerin Franklin and Mr. Joseph Fasciglione, our president and chief executive officer, chief technology officer and chief financial officer. We have employment agreements only with Mr. Sterling and Ms. Franklin. We are in the process of obtaining “key-person” insurance on Mr. Sterling. In addition, if we are to be successful, we will need to recruit additional management depth as well as sales, marketing and technical personnel. If we are unable to recruit personnel, it may have an adverse effect on our business.

If we are unable to find new applications for the patented technology our business could be adversely affected.

Our ability to succeed will be based, in part, on our ability to discover new markets and applications of our dry disaggregation technology, which customers will be able to utilize economically. As a result, we continue to invest in market development in order to enable us to identify new markets and applications of the technology to meet consumer demands. Despite investments and efforts in this area, we may not discover new markets or applications that will be accepted by our potential customers.

Penny Stock Securities Law Considerations

Our common stock is considered penny stock and subject to the penny stock rules under the Securities Exchange Act of 1934. The penny stock rules require broker-dealers to take steps under certain circumstances prior to executing any penny stock transactions in customer accounts. A broker must advise the purchaser of penny stock of the lowest offer and highest bid. A broker or dealer must disclose the broker’s compensation for penny stock transactions. A broker who recommends penny stocks to persons other than established customers must make a special written suitability determination and receive the purchaser’s prior agreement. The effect of these regulations may be to delay transactions in stocks that are penny stocks. This could have an adverse impact on the market liquidity for our common stock.

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

As disclosed in “Item 3: Litigation Proceedings” below, we are party to certain legal proceedings, any one of which, if determined against us, could have a material adverse effect on our business, prospects and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We own no real property and currently lease all of its office space. We lease the office space that houses our executive offices in Boca Raton, Florida, totaling approximately 1950 square feet. The lease expires in October 2007. The Company uses this facility for its executive, marketing, administrative, finance and management personnel.

In August 2005, we entered into a lease agreement for office and warehouse space for our Research and Development center located in Norcross, Georgia. The lease is for a period of three years beginning in November 2005.

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

On January 19, 2006 the Company was served with a third party summons in the Circuit Court of Palm Beach County, Florida by a plaintiff who is a defendant in a dispute over a share transaction. We filed a motion to dismiss on February 8, 2006. The Company believes that the complaint is without merit and is vigorously defending its position. In the opinion of management this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company and Xethanol had been engaged in litigation regarding a Pre-Formation Agreement previously entered into by the two companies. The dispute has now been amicably settled. Pursuant to the agreement, the parties entered into a Mutual Release, pursuant to which each party discharged the other from all claims and liabilities and the parties have agreed to dismiss all pending litigation proceedings. As part of the settlement, the Company was obligated to make a payment of $50,000 and issue 200,000 restricted shares of its stock to Xethanol and Xethanol released the DDS machine. The shares were valued at $176,000. The Company recorded $226,000 as a settlement amount in the accompanying consolidated statement of operations for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “DDSU.OB.” The first trading activity in our common stock was on April 10, 2003. The following table sets forth the high and low bid prices per share of our common stock for the periods indicated.

		High	Low
2004
	First Quarter	$6.00	$2.00
	Second Quarter	3.65	1.70
	Third Quarter	2.80	.75
	Fourth Quarter	1.00	.34
2005
	First Quarter	$1.15	$.65
	Second Quarter	.78	.21
	Third Quarter	.85	.36
	Fourth Quarter	.65	.50
2006
	First Quarter (through March 8, 2006)	$.60	$.25

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is OTC Bulletin Board Market.

Stockholders

The approximate number of holders of record of our common stock as of March 8, 2006 was 140, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). At March 8, 2006 we had 20,101,518 shares of common stock outstanding.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings, if any, that may be generated from our operations to finance our future operations and expansion. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant. No dividends can be paid on our common stock, if there are unpaid dividends on either our Series A Preferred Stock or Series B Preferred Stock. In addition, no dividends can be paid on our common stock without the consent of the holders of a majority of our Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities the Company has issued through equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,600,000	$3.93	400,000
Total	2,600,000	$3.93	400,000

The Company has established a Stock Option Plan (the “Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed three million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable. The Plan has not been approved by our shareholders, but we intend to submit the Plan to our shareholders for approval at our next annual meeting of shareholders.

Recent Sales of Unregistered Securities

2004 Private Placement Offering

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

2005 Series A Preferred Stock Offering

On April 12, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”). Pursuant to the Purchase Agreement, the Company issued to the Purchasers 2,175 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), stated value of $1,000 per share for a purchase price of $2,175,000 and the Company may raise up to an additional $1,825,000 through the sale of additional shares of Series A Preferred Stock. The Series A Preferred Stock was initially convertible into approximately 3.1 million shares of the Company’s Common Stock, $.0001 par value per share (“Common Stock”), at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in Common Stock, at the Company’s option. The Conversion rate has been adjusted to $.50 per share.

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

Four of the Company’s then directors, James R. von der Heydt, Dr. Marc J. Mallis, Leo Paul Koulos and Charles F. Kuoni III purchased $25,000, $20,000, $20,000 and $20,000, respectively, of Series A Preferred Stock, Long Term Warrants and Short Term Warrants in the offering.

2006 Series B Preferred Stock Offering

On January 4, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of Series B Convertible Preferred Stock. The Company issued 1,567.5 shares of Series B Convertible Preferred Stock for a purchase price of $1,567,500 ($1,483,250 net of commissions) and the Company may raise up to an additional $932,500 through the sale of additional shares of Series B Preferred Convertible Stock. The proceeds were received through December 31, 2005 by the Company. The Series B Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 7% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 3.1 million shares of common stock at a price of $.80 per share.

The Company paid $84,250 and issued 84,250 long-term warrants to Kenny Securities. The Company issued 174,000 long-term warrants to The Shemano Group. Both companies acted as selling agents in the Series B Preferred Stock offering.

The shares of Series B Preferred Stock and long-term warrants were issued in the offering in reliance upon the exemption from registration contained in Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company determined that this exemption was available because of the nature of the investors. In making this determination the Company relied in part upon representations made by each investor.

Also on January 4, 2006, the Company entered into a Registration Rights Agreement (the “Series B Registration Rights Agreement”) with the investors, pursuant to which the Company agreed to within 30 days following the date thereof, prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock or exercise of the long term warrants.

One investor, Robert L. Devereux, subsequently became a Company director. Mr. Dennis Duitch became a director of the Company at the same time. Mr. Devereux and Dr. Marc J. Mallis, an existing Company director, purchased $100,000 and $35,000, respectively, of Series B Preferred Stock and long-term warrants in the offering.

Purchases of Equity Securities

We did not repurchase any of our equity securities within the fourth quarter of the year ended December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our consolidated financial statements, including the notes thereto, contained on pages F-1 through F-31.

Background

The Company is currently a development stage company with no revenues to date. We hold a patent for a dry disaggregation technology, which dry separates agricultural products and sorts them according to various properties. The technology may have applications across numerous industries. The Company intends to fully commercialize its technology. The technology is expected to produce, as a final product, either highly micronized particles, based on customers requirements or various fractions of separated materials.

We commenced business in July 2002 when our founders formed DDS Holdings, Inc. to acquire rights to, and commercialize, a patented dry disaggregation system technology in North, South and Central America, the Caribbean (excluding Cuba) and Africa. The founders and initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse merger on November 14, 2002. Black Diamond Industries, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. Thereafter (in December 2002), Black Diamond Industries, Inc. reincorporated in Delaware and changed its name to DDS Technologies USA, Inc. (“DDS Delaware”). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation. Thereafter (in May 2003), Fishtheworld Holdings, Inc. effected a reincorporation merger in the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. (“DDS Nevada”). Fishtheworld Holdings, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. On October 17, 2005, we merged DDS Delaware into us and DDS Holdings became a direct wholly-owned subsidiary of ours. The Company has never been subject to any bankruptcy, receivership or similar proceedings.

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

The Company has entered into a contract with a Canadian company to supply them with dry disaggregation machine(s) and has granted it an exclusive license for the processing and extraction of sulfur and sulfur derivative materials in North America. The Company is also conducting tests on products in conjunction with a number of major companies in the food ingredient, flavoring and spice industries as well as health food and pharmaceutical products. The Company has also entered into an exclusive licensing agreement with Xethanol Corporation, a leading bio-mass to ethanol producer and technology developer. Under this agreement Xethanol will apply the DDS Technology to its own manufacturing operations and market the DDS Technology in conjunction with its own licensed technology to other small and medium sized ethanol producers throughout the United States.

Plan of Operations

The operation and development of our business will not require additional capital during 2006 to, among other things, fund our operations, acquire machines to employ in joint ventures, conduct research and development, and finance future acquisitions and investments. In April 2006, the Company received $1,430,000 from the exercise of short term warrants issued in connection with the Series A Convertible preferred stock in April 2005.

For the year ended December 31, 2005, the Company’s plan of operations focused on three primary objectives:

1.	raising capital through private offerings;

2.	working with the Company’s consultants to develop and enhance the Company’s technology; and

3.	finding customers to purchase or lease from us machinery which employs the dry disaggregation technology or enter into joint venture or strategic partner arrangements with us based on their use of our machinery.

During 2006, the Company intends to continue efforts to improve and enhance its technology through ongoing research and development. The Company also intends to continue to develop potential customers, testing of customer’s products and prepare for the commencement of commercial operations. The Company plans on purchasing machines throughout the year based on customer demands. Management plans on paying for the machines by receiving deposits from our customers for each machine ordered, subsequent progress payments, royalty payments received and capital raised through the sale of securities as described above.

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

The Company believes the following is among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets in 2004.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a gain from the fair value adjustment to the embedded derivatives of $633,159 for the year ended December 31, 2005.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

From July 17, 2002 (inception) through December 31, 2005, the Company has incurred an accumulated deficit of $17,577,269. To date, the Company has yet to achieve revenues. During the year ended December 31, 2005 the Company incurred a net loss of $4,643,829 in comparison to a net loss of $6,990,752 for the prior year ended December 31, 2004. There are several key reasons for the decrease in the net loss. In 2004 the Company recorded a machinery and deposits impairment charge of $2,602,775. In 2005 the Company recorded an inventory parts write-down of $430,190. Professional fees decreased in 2005 by approximately $1.5 million primarily due to nonrecurring amortization charges for services received in exchange for stock and warrants. Salaries and related taxes and benefits decreased by approximately $128,000 due to reduction in staff. General and administrative costs decreased primarily due to reduction in D&O insurance premiums. The Company anticipates that losses from operations will continue for the remainder of the year 2006 primarily due to the relatively long sales cycle and significant due diligence and testing on the part of the customers. Testing includes the preparation of various sample products through our testing facility, submitting the samples to third party labs for independent analyses and then reviewing the results with the prospective client. However, if the Company is not able to successfully implement our business model, the Company may not be able to achieve profitability.

The Company has marketed its technology to various large North and South American companies. In February 2005, the Company signed a five year licensing agreement with a Canadian firm for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. However, there can be no assurance that the Dry Disaggregation System technology will achieve market acceptance or that sufficient revenues will be generated to allow us to operate profitably. Pursuant to the agreement, the Company has shipped the first machine. If, during the evaluation phase, the machine operates within certain parameters, the Company will be paid a negotiated purchase price for each machine plus royalties.

Liquidity and Capital Resources

To date, we have funded our losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. Since its inception, the Company has raised net proceeds of $15,645,220 from the sale of 4,562,487 shares of our common stock and from the sale of Series A Preferred Stock, Series B Preferred Stock and the exercise of short term warrants.

On April 12, 2005 we completed a private placement for the sale of convertible Series A preferred stock to accredited investors resulting in net proceeds of $1,957,500. In connection with the Series A preferred stock private placement, the Company is required to make a 6% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions”, in September 2005, December 2005 and March 2006, the Company issued shares of common stock in partial settlement of dividends payable.

Our cash balance at December 31, 2005 was $1,365,798.

On January 4, 2006, we completed a private placement for the sale of Series B Convertible Preferred Stock to accredited investors resulting in net proceeds of $1,483,250. In connection with the Series B preferred stock private placement, the Company is required to make a 7% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions”, in March 2006, the Company issued shares of common stock in partial settlement of dividends payable.

With the proceeds of the Series B Preferred Stock offering, we believed that we would be able to fund our operations until the end of the second quarter of 2006. In April 2006, the Company received $1,430,000 from the exercise of short term warrants issued in connection with the Series A Convertible preferred stock in April 2005.

Without demonstrating commercial feasibility and/or securing customers, we do not believe that we will be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven.

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

The Company believes that the implementation of this new pronouncement will result in a charge to expense of $1,992,085 in 2006.

ITEM 7. FINANCIAL STATEMENTS

The information required in response to this Item 7 is set forth at pages F-1 through F-31 of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the reporting period (December 31, 2005). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Pursuant to SEC Release No. 34-52492, the Company is not required to comply with the provisions of Exchange Act Rule 13a-15(d) until the Company files its Form 10-QSB for the first quarter of 2008; accordingly, there could have been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Background of Directors and Executive Officers

Our executive officers, directors and some of our key employees, and their positions and ages as of March 8, 2006, are as follows:

Name	Age	Principal Position
Robert L. Devereux	46	Director

Dennis Duitch	61	Director

Marc Mallis, M.D.	55	Director

Spencer L. Sterling	71	Director, Interim Chairman of the Board, President and Chief Executive Officer

Joseph Fasciglione	53	Chief Financial Officer

Kerin Franklin	40	Senior Vice President - Business Development and Chief Technology Officer

Robert L. Devereux and Dennis Duitch were appointed to the Company’s Board of Directors on December 20, 2005. On January 4, 2006, Robert J. Rosen, James R. von der Heydt, Charles F. Kuoni III and Leo P. Koulos resigned as Company directors. Each of our directors serves for a term of one year or until his successor is elected. Our officers serve at the pleasure of our Board of Directors. None of our directors or executive officers are related.

The following is a description of the business experience of each of our directors and executive officers:

Robert L. Devereux, Director

Robert L. Devereux, aged 46, joined the Board of Directors in January 2006. Mr. Devereux has over twenty years of diverse legal experience representing and advising growing entities on regulatory and corporate matters, including serving as a partner in the law firm of Devereux Murphy, LLC since 1994. He has served on the Board of Directors of Father Dunne’s Home for Boys, Tengasco, Inc., and Triad Bank, of which he is a founder. Mr. Devereux received his J.D. degree from the St. Louis University School of Law, holds a B.S. in Business Administration with a concentration in Finance from St. Louis University and is a member of the American Bar Association.

Dennis Duitch, Director

Dennis Duitch, aged 61, joined the Board of Directors in January 2006. Mr. Duitch has over thirty years of business experience and founded Duitch & Franklin, LLC, a Certified Public Accounting, Consultancy, and Business Management firm. He expanded Duitch & Franklin, LLC to a team of over 75 employees and subsequently sold the firm to a public company. Since 2001 he has worked as an independent consultant. Mr. Duitch has extensive experience in business strategy, operations, mergers and acquisitions, deal structuring, and financial planning. He holds an M.B.A. from Northwestern University and is an accredited Certified Public Accountant. He serves as a business and university lecturer and as a director and advisor to numerous boards. Mr. Duitch also served as Vice Chairman of AGN (Accountants Global International).

Marc Mallis, M.D., Director

Dr. Mallis, aged 55, joined the Board of Directors in August 2002. Dr. Mallis is a principal with Retina Vitreous Associates of Florida Agia, Mallis and Pautler P.A. Inc., from 1980 to the present, where he is engaged in the practice of medicine with a specialty in ophthalmology. Dr. Mallis graduated from New York Medical College and attended the Ophthalmology Course of Stanford University School of Medicine. Dr. Mallis interned at Geisinger Medical Center, Department of Ophthalmology in Danville, Pennsylvania, performed his residency at New York Medical College, Department of Ophthalmology, Valhalla, New York, and received a Vitreo-Retinal fellowship at Ohio State University, Columbus, Ohio.

Spencer L. Sterling, Interim Chairman of the Board, President, Chief Executive Officer and Director

Spencer L. Sterling, aged 71, has served as our Interim Chairman of the Board since January 27, 2006, and as our President, Chief Executive Officer and Director since October 2003. From 1972 to 1994, Mr. Sterling held senior management positions with the Ford Motor Company in South Africa, Australia, Canada, Europe and the United States; and with the Sigma Motor Corporation, a wholly owned subsidiary of the Anglo American Corporation in South Africa. From 1983 to 1984, Mr. Sterling was Managing Director of the Sigma Motor Corporation that merged with Ford South Africa, in 1985, to form the South African Motor Corporation (SAMCOR). In 1985, Mr. Sterling was appointed Group Managing Director and Chairman of subsidiaries of SAMCOR. In 1992, he was appointed Chairman of the Board and a Director of The Anglo American Industrial Corporation. Mr. Sterling has served as President of the National Association of Automobile Manufacturers of South Africa (NAAMSA), President of the South African Chamber of Business and is a former member of the Corporate Forum. He has been awarded an Honorary Professorship in the Faculty of Engineering by the University of Pretoria and has served on the Council of the University and on the Advisory Council, Faculty of Engineering, of the University of Stellenbosch in South Africa. Mr. Sterling is a graduate of Maritzburg College and holds a BSc. degree in Metallurgy and Engineering from Pretoria University and an MBS from the Wits Graduate School of Business in South Africa.

Joseph Fasciglione, Chief Financial Officer

Joseph Fasciglione, aged 53, joined the Company in October 2002. Prior to joining us he held the position of President of Alliance Financial Services, a financial consulting company providing services to small and medium sized businesses. From 1998 until 2000 Mr. Fasciglione was employed as a business analyst for AT&T Wireless Services where he provided financing analysis related to local cluster operations. From 1995 to 1997, Mr.

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

Kerin Franklin, Chief Technology Officer

Kerin Franklin, aged 40, joined the Company in May 2003 as Chief Technology Officer. Prior to joining us, Ms. Franklin was General Manager and CEO of FoodWave (a start-up business involving new technology in milling and grinding food stuff) and Senior Vice President of Research and Development and QA for Frontier Natural Brands (2001 to 2003), Vice President of Research and Development, Celestial Seasonings Inc., (1999 to 2001 and 1995 to 1998) and Senior Director of Research and Development, the Daily Wellness Company. Ms. Franklin has an M.S. Degree in Food Science and Human Nutrition from Colorado State University.

Audit Committee and Financial Expert

The Company has an Audit Committee established by the Board of Directors. The Audit Committee currently consists of Dennis Duitch and Dr. Marc Mallis. There is currently one vacancy on the Audit Committee. Each member of the Audit Committee meets the independence and experience requirements of applicable laws and regulations. Mr. Duitch is the chair of the Audit Committee and meets the definition of “audit committee financial expert”, as defined under Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934. The Company believes that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

The Audit Committee makes recommendations concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. The Audit Committee acted on four occasions during the year ended December 31, 2005, with all members participating on each occasion.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company and persons who beneficially own more than 10% of the Company’s common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during the fiscal year ended December 31, 2005, all filing requirements applicable to reporting persons were met, except with respect to the following:

Robert J. Rosen filed one late Section 16 report during 2005: a Form 4 filed on April 15, 2005 (relating to the issuance of options by the Company on January 11, 2005).

Charles F. Kuoni III filed one late Section 16 report during 2005: a Form 4 filed on April 20, 2005 (relating to the acquisition of Series A Preferred Stock and warrants from the Company on April 12, 2005).

James R. von der Heydt filed two late Section 16 reports during 2005: a Form 4 filed on April 15, 2005 (relating to the issuance of options by the Company on January 11, 2005) and a Form 4 filed on April 20, 2005 (relating to the acquisition of Series A Preferred Stock and warrants from the Company on April 12, 2005).

Leo P. Koulos filed one late Section 16 report during 2005: a Form 4 filed on April 20, 2005 (relating to the acquisition of Series A Preferred Stock and warrants from the Company on April 12, 2005).

Robert J. Rosen, Charles F. Kuoini III, James R. von der Heydt and Leo P. Koulos resigned as directors on January 4, 2006. None of them filed a Form 5 during 2006 with respect to 2005, and the Company did not request or receive a written representation from any of them whether such a report was required, nor does the Company otherwise know whether such a report was required to be filed by any of them.

Dr. Marc J. Mallis filed one late Section 16 report during 2005 and two late Section 16 reports during 2006: a Form 4 filed on April 20, 2005 (relating to the acquisition of Series A Preferred Stock and warrants from the Company on April 12, 2005), a Form 4 filed March 2, 2006 (relating to the acquisition of common stock on January 27, 2006 and the issuance of Company stock options on January 27, 2006) and a Form 4 to be filed (relating to the acquisition of Series B Preferred Stock and warrants from the Company on January 4, 2006).

Robert L. Devereux filed one late Section 16 report during 2006 for 2005 and 2006: a Form 3 to be filed (relating to his initial statement of ownership, which included the acquisition of Series B Preferred Stock and warrants from the Company on January 4, 2006).

Dennis Duitch filed one late Section 16 report during 2006 for 2005 and 2006: a Form 3 filed on March 2, 2006 (relating to his initial statement of ownership, which included the issuance of Company stock options on January 27, 2006).

Joseph Fasciglione filed one late Section 16 report during 2005: a Form 4 filed on June 21, 2005 (with respect to an open market acquisition of common stock on June 15, 2005).

We have issued common stock as quarterly dividends on our Series A Preferred Stock and our Series B Preferred Stock, which stock dividends are not subject to Section 16 reporting.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s officers, directors and employees, a copy of which has been filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for our chief executive officer for services in all capacities during the years indicated. None of our other three most highly compensated executive officers, together with our chief executive officer referred to as our named executive officers, had total annual salary and bonus in excess of $100,000.

					Long Term Compensation
	Annual Compensation				Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	All Other Compensation ($)
Spencer L. Sterling, Interim Chairman of the Board, President & Chief Executive Officer (1)	2005	169,622	0	0	0	400,000	0
	2004	147,130	50,000	0	0	0	0
	2003	25,000	0	28,900	0	400,000	0

(1)	Mr. Sterling has served as President and Chief Executive officer since October 30, 2003.

Option/SAR Grants In Last Fiscal Year

The following table sets forth information concerning grants of stock options made during the fiscal year ended December 31, 2005 to our named executive officers. No stock appreciation rights were granted during the fiscal year ended December 31, 2005.

Individual Grants

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Spencer L. Sterling (1)	400,000	50.0	1.00	03/29/2015

(1)	Mr. Sterling has been serving as our President and Chief Executive officer since October 30, 2003.

Aggregated Options Exercises In Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Spencer L. Sterling (1)	0	0	300,000	600,000	0	0

(1)	Mr. Sterling has been serving as our President and Chief Executive officer since October 30, 2003.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was formed on March 20, 2004. The following directors currently serve as members of our compensation committee: Dennis Duitch, Robert Devereux and Marc Mallis. No member of the Compensation Committee is now or ever was an officer or an employee of ours. No executive officer of ours serves as a member of the compensation committee of any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee.

Compensation of Directors

We do not pay director fees to directors who are our employees. For fiscal 2005, our non-employee (i.e., independent) directors received an annual retainer of $20,000 and our chairman of the board received an annual retainer of $60,000. The committee chairman received an additional annual retainer of $5,000. Our non-employee directors were reimbursed for out-of-pocket expenses incurred in connection with their attendance at board meetings. For fiscal 2005 services, the non-employee directors were compensated as follows: Mr. James von der Heydt received payment of $32,000 and a promissory note in the amount of $30,000. Mr. Leo P. Koulos received payment of $14,500 and a promissory note in the amount of $12,500. Mr. Charles F. Kuoni III received payment of $12,500 and a promissory note in the amount of $12,500. Mr. Robert J. Rosen received payment of $10,000 and a promissory note in the amount of $10,000. Dr. Marc J. Mallis received payment of $12,500 and a promissory note in the amount of $12,500. Each of such promissory notes is subordinate to all other debts and obligations of the Company and would become payable only if the Company becomes cash flow positive.

On January 27, 2006, the Board of Directors approved a new compensation arrangement for directors. Only non-employee directors are compensated for their director service. Each non-employee director receives 35,000 shares of our common stock and $25,000 (plus an additional $10,000 for the chairman of the board or any board committee chair) worth of stock options to purchase our common stock upon initial election or appointment to the Board of Directors, and an additional 35,000 shares of our common stock and $25,000 (plus an additional $10,000 for the chairman of the board or any board committee chair) worth of stock options to purchase our common stock upon each subsequent annual election to the Board of Directors (or anniversary of such directors’ appointment, if no election of directors is held in a subsequent year). For the purpose of calculating the number of stock options to be granted, the value of a single stock option is deemed to equal the fair market value of a share of our common stock on the date of grant. All such non-employee director stock options have an exercise price equal to the fair market value of a share of our common stock on the grant date, have a term of 10 years and vest immediately. Each non-employee director receives $1,000 each time he attends a meeting of the Board of Directors or a meeting of a board committee of which he is a member. Each non-employee director who serves as chairman of the board or a board committee chair receives an additional $500 each time he attends any board or board committee meeting. All directors are reimbursed for travel expenses related to attending board and committee meetings.

Employment Agreements

On March 29, 2005 the Company entered into a five year employment agreement with Spencer Sterling as President and Chief Executive Officer. Mr. Sterling is compensated with an annual base salary of $180,000. Mr. Sterling’s salary will be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time.

Mr. Sterling will be permitted to participate in pension, profit sharing, bonus, life insurance, medical and other employee benefit programs offered by us. He is additionally granted the option to purchase up to 400,000 shares of our common stock at an exercise price of $1.00 per share subject to the terms and conditions of the option agreement. Upon his termination for “Good Reason” or other than for “Cause” under the agreement, Mr. Sterling will continue to be paid his base salary until the earlier of (i) the first anniversary of the date on which his employment is terminated or (ii) March 29, 2010.

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

Stock Option Plan

The Company has established a Stock Option Plan (the “Stock Option Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed 3,000,000 shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable. Unless sooner terminated by the Compensation Committee or the Board of Directors, the Stock Option Plan, will terminate on May 14, 2013, the tenth anniversary date of the effectiveness of the plan. As of December 31, 2005, we had granted options to purchase 2,600,000 shares of common stock pursuant to this plan, none of which have been exercised and 1,600,000 of which are vested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the securities the Company has issued through equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,600,000	$3.93	400,000
Total	2,600,000	$3.93	400,000

The Company has established a Stock Option Plan (the “Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed 3,000,000 shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable. The Plan has not been approved by our shareholders, but we intend to submit the Plan to our shareholders for approval at our next annual meeting of shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 8, 2006 by:

•	Each of our directors;

•	Each of our executive officers named in the Executive Compensation Table;

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own more than 5% of our outstanding common stock.

As of March 8, 2006, 20,101,518 shares of our common stock were outstanding, no shares were held in treasury and 2,175 shares of Series A preferred stock and 1,567.5 shares of Series B preferred stock were outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 8, 2006 are considered to be beneficially owned by such person and (ii) shares of common stock which can be acquired upon the exercise of all outstanding warrants within 60 days of March 8, 2006 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 150 East Palmetto Park Road, Suite 510, Boca Raton, Florida 33432.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Class (%)		Shares of Series A Preferred Stock Beneficially Owned	Percent of Class (%)		Shares of Series B Preferred Stock Beneficially Owned	Percent of Class (%)
Spencer L. Sterling (2)	350,000		1.7		—			—

Joseph Fasciglione	111,750			*	—			—

Kerin Franklin	600,000	(3)	2.9		—			—

Marc J. Mallis, MD (4)	1,684,476		4.99	(10)	20		*	35	2.2

DDS Technologies Ltd. (5)	4,000,000		19.9		—			—

Robert L. Devereux (6)	648,264		3.2		—			100	6.4

Dennis Duitch (7)	120,365			*	—			—

Mr. & Mrs. Lee Rosen (8) 17698 Foxborough Lane Boca Raton, FL 33496	1,179,000		5.9		—			—

All Directors and officers as a group (6 persons) (9)	3,514,855		16.3		20		*	135	8.6

*	Represents less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Mr. Sterling, President, CEO and member of the Board of Directors of the Company, has the right to acquire, within 60 days following March 8, 2006, 300,000 shares of common stock from stock options.
(3)	Kerin Franklin holds options to purchase 600,000 shares of common stock of the Company at an exercise price of $5.00 per share, all of which are exercisable.
(4)	Dr. Marc Mallis, MD is the General Partner of The Mallis Limited Partnership and serves on the Board of Directors of the Company. Shares held by The Mallis Limited Partnership are owned beneficially by Dr. Mallis. Dr. Mallis has the right to acquire, within 60 days following March 8, 2006, beneficial ownership of 450,676 shares of common stock, in the aggregate, from options, warrants and/or conversion privileges.

(5)	DDS Technologies Ltd. held the patent for the dry disaggregation system technology which was subsequently assigned to the Company. Umberto Manola holds 60% of the outstanding shares of common stock of DDS Technologies Ltd.
(6)	Mr. Devereux serves on the Board of Directors of the Company. Mr. Devereux has the right to acquire, within 60 days following March 8, 2006, 485,365 shares of common stock, in the aggregate, from options, warrants and/or conversion privileges.
(7)	Mr. Duitch serves on the Board of Directors of the Company. Mr. Duitch has the right to acquire, within 60 days following March 8, 2006, 85,365 shares of common stock from stock options.
(8)	Of these 1,179,000 shares of common stock of the Company, 604,000 shares are owned by Lee Rosen and 575,000 shares are owned of record by Julia Rosen. Lee Rosen is a founder of, and consultant to, the Company.
(9)	The officers and directors, as a group, have the right to acquire, within 60 days following March 8, 2006, 1,946,095 shares of common stock, in the aggregate, from options, warrants and/or conversion privileges.
(10)	Pursuant to a Beneficial Ownership Limitation (in both the Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock and the Certificate of Designation of Preferences, Rights and Limitations of Series B 7% Convertible Preferred Stock), the shares of Series A and Series B preferred stock held by Dr. Mallis may not be converted into common stock if the result of such conversion would cause Dr. Mallis to beneficially own more than 4.99% of the Company’s issued and outstanding common stock. However, Dr. Mallis can increase the Beneficial Ownership Limitation to 9.99% upon 61 days prior notice to the Company, in which case his shares of common stock beneficially owned would represent a percent of class of 8.45%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions

Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2005, or subsequent thereto to which the Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Lee Rosen, a founder of the Company, provides consulting services to the Company pursuant to a second amended and restated consulting agreement dated March 8, 2006, which expires in March 2011. From March 1, 2006 through December 31, 2006, at the Company’s election, Mr. Rosen is compensated either (1) at $15,000 per month or (2) at $7,500 per month plus 15,000 shares of unregistered restricted common stock and long term warrants for an additional 15,000 shares of unregistered common stock of the Company. The long term warrants are identical to the Series B Preferred Stock warrants which expire at the end of three years and are exercisable at $.80 per share. After December 31, 2006 the payments revert back to $15,000 per month as provided in the previous agreement. This agreement replaces a previously amended consulting agreement dated March 30, 2004 which compensated Mr. Rosen at $15,000 per month. The March 2004 amended agreement replaced a consulting agreement dated October 1, 2002 whereby Mr. Rosen provided consulting services to the Company for compensation of $30,000 per month. Robert J. Rosen, a former director, is the brother of Lee Rosen.

Dr. Marc J. Mallis purchased $20,000 of Series A Preferred Stock, Long Term Warrants and Short Term Warrants in the Company’s offering of Series A Preferred Stock on April 12, 2005 and in the Company’s recent offering on January 4, 2006, he purchased $35,000 of Series B Preferred Stock and received 70,000 warrants exercisable at $.80 per share.

On January 4, 2006 Robert Devereux, a director of the Company, purchased $100,000 of Series B Preferred Stock and received 200,000 warrants exercisable at $.80 per share. In 2006, a law firm with which Mr. Devereux is a member, Devereux Murphy LLC, started providing legal services to the Company. The relationship and the terms for the provision of legal services were pre-approved by the Company’s independent directors. The amount due for legal fees will vary based on the level of services rendered from time to time. There is currently an amount accrued and unbilled by Devereux Murphy LLC, but no amount has been billed to the Company.

Three former directors, James R. von der Heydt, Leo Paul Koulos and Charles F. Kuoni III purchased $25,000, $20,000 and $20,000, respectively, of Series A Preferred Stock, Long Term Warrants and Short Term Warrants in the Company’s offering recent offering of Series A Preferred Stock on April 12, 2005.

Indebtedness Of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family of any of the foregoing persons is indebted to the Company.

Transactions with Promoters

The Company did not expressly engage a promoter at the time of its formation. The Company has used selling agents and consultants from time to time. The terms of those arrangements have been disclosed previously or elsewhere herein.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS

Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

Financial Statements

The Company’s financial statements and the report of Weinberg & Company, P.A., filed as part of this Annual Report on Form 10-KSB, are listed in the Contents to the Consolidated Financial Statements on pages F-1 through F-31 of this Annual Report on Form 10-KSB, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In our two most recent fiscal years, we were billed the following amounts by Weinberg & Company, P.A., our independent auditors:

	2005	2004
Audit Fees	$69,403	$63,000
Audit Related Fees	33,606	27,500
Tax Fees	—	—
All Other Fees	—	—

Total	$103,009	$90,500

Audit Fees. We were billed an aggregate of $69,403 by Weinberg & Company, P.A. for the 2005 year and audit, for the reviews of the financial statements included in our 2005 quarterly reports on Form 10-QSB. In 2004, we were billed an aggregate of $63,000 by Weinberg & Company, P.A. for these services.

Audit-Related Fees. In 2005, we were billed by Weinberg & Company, P.A. $33,606 for assurance and related services that were reasonably related to the performance of Weinberg & Company, P.A.’s audit and review of our consolidated financial statements and not reported under the caption “Audit Fees” that relate to reviews of our registration statements. All of these services were pre-approved by our Audit Committee. In 2004, we were billed an aggregate of $27,500 by Weinberg & Company, P.A. for these services.

Tax Fees. In 2005 and 2004, Weinberg & Company, P.A. did not perform any tax services (including services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit).

All Other Fees. In 2005 and 2004, Weinberg & Company, P.A. did not perform any services for us other than those described above.

Consistent with its charter adopted by our board of directors, the Audit Committee pre-approves all auditing services and all significant non-audit services (to the extent such non-audit services are permissible) to be provided by our independent auditors. Proposed auditing and non-audit services are presented to our Audit Committee periodically for pre-approval, based on a budget that includes a description of, and a budgeted amount for, particular categories of audit services, non-audit services, tax services and other services. The Audit Committee’s approval is required to exceed the budgeted amount. In addition, as permitted by law, the Chair of our Audit Committee may pre-approve services or changes to estimated, approved fees. If the Audit Committee Chair pre-approves services on behalf of the Audit Committee, the services are presented to our Audit Committee for ratification at its next regularly scheduled meeting.

We intend to use our independent auditors to provide only audit, audit-related and tax services in the future.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDS TECHNOLOGIES USA, INC.

By:	/s/ SPENCER L. STERLING
Spencer L. Sterling President and Chief Executive Officer

Date:	April 14, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SPENCER L. STERLING Spencer L. Sterling	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2006

/s/ JOSEPH N. FASCIGLIONE Joseph N. Fasciglione	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2006

/s/ DR. MARC MALLIS, M.D. Dr. Marc Mallis, M.D.	Director	April 14, 2006

/s/ ROBERT L. DEVEREUX Robert L. Devereux	Director	April 14, 2006

/s/ DENNIS DUITCH Dennis Duitch	Director	April 14, 2006

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004.

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005.

PAGES	F-6 – F-9	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005.

PAGE	F-10	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005.

PAGES	F-11 – F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:

DDS Technologies U.S.A., Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of DDS Technologies U.S.A., Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from July 17, 2002 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DDS Technologies U.S.A., Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations, and their cash flows for the years then ended and for the period from July 17, 2002 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

March 20, 2006, except for Note 15 which is as of April 13, 2006

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,365,798	$442,762
Inventories, net	361,083	220,536
Prepaid expenses	410,003	253,560

Total Current Assets	2,136,884	916,858

FIXED ASSETS, NET	16,388	39,666
PATENT	4,935,000	4,935,000
DEPOSITS ON PURCHASE OF MACHINERY	—	567,737
OTHER ASSETS	10,327	7,977

TOTAL ASSETS	$7,098,599	$6,467,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$538,954	$358,474
Accrued professional fees	77,000	77,009
Accrued fees – related parties	77,500	—
Preferred stock to be issued	1,567,500	—
Embedded derivatives at fair value	3,075,026	—

Total Current Liabilities	$5,335,980	$435,483

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, net of discount of $1,404,686	770,314	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 2,175 shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 19,864,202 and 19,235,542 shares issued and outstanding in 2005 and 2004, respectively	1,986	1,923
Additional paid-in capital	18,579,269	18,171,587
Deferred consulting expense	(11,681)	(72,879)
Deficit accumulated during development stage	(17,577,269)	(12,068,876)

Total Stockholders’ Equity	992,305	6,031,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,098,599	$6,467,238

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From July 17, 2002 (Inception) Through December 31, 2005
REVENUES	$—	$—	$—

EXPENSES
Professional fees	1,189,688	2,724,110	7,912,279
General and administrative	772,630	906,588	2,328,696
Salaries and related taxes	500,698	628,416	1,362,354
Research and development	314,698	135,108	449,806
Litigation settlement expense	226,000	—	226,000
Merger costs	—	—	200,000
Machinery impairment	—	2,602,775	2,602,775
Parts inventory write-down	430,190	—	430,190

Total Expenses	3,433,904	6,996,997	15,512,100

INTEREST INCOME	9,248	6,245	18,568

GAIN ON FAIR VALUE ADJUSTMENT TO EMBEDDED DERIVATIVES	633,159	—	633,159

PRIVATE PLACEMENT EXPENSES	(1,852,332)	—	(1,852,332)

NET LOSS	(4,643,829)	(6,990,752)	(16,712,705)

Convertible preferred stock dividends	(864,564)	—

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,508,393)	$(6,990,752)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.29)	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,313,722	19,030,597

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Consulting Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense for August 2005	—	—	46,723	—	(46,723)	—	—	—	—
Common stock issued for legal settlement	200,000	20	175,980	—	—	—	—	—	176,000
Amortization of deferred consulting expenses in 2005	—	—	—	—	107,921	—	—	—	107,921
Warrants issued for convertible preferred stock financing	—	—	101,646	—	—	—	—	—	101,646
Common stock issued for dividends on convertible preferred stock	161,565	16	83,360	—	—	—	—	—	83,376
Accretion of preferred stock to dividends	—	—	—	—	—	—	—	(770,314)	(770,314)
Dividends on preferred stock	—	—	—	—	—	—	—	(94,250)	(94,250)
Common stock issued in connection with merger in October 2005	267,095	27	(27)	—	—	—	—	—	—
Net loss, year ended December 31, 2005	—	—	—	—	—	—	—	(4,643,829)	(4,643,829)

BALANCE, December 31, 2005	19,864,202	$1,986	$18,579,269	$—	$(11,681)	$—	$—	$(17,577,269)	$992,305

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004		For the Period From July 17, 2002 (Inception) Through December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,643,829)		$(6,990,752)	$(16,712,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,693		5,777	15,486
Machinery and deposits impairment	—		2,602,775	2,602,775
Parts inventory write-down	430,190		—	430,190
Amortization of deferred consulting expense	107,921		1,576,825	3,112,082
Settlement of legal payable	—		(350,000)	(350,000)
Forgiveness of interest receivable	—		3,074	3,074
Common stock issued for legal settlement	176,000		—	176,000
Common stock issued for services	—		—	465,000
Warrants issued for services	101,646		—	101,646
Gain on fair value adjustment to embedded derivatives	(633,159)		—	(633,159)
Valuation of embedded derivatives in excess of gross proceeds	1,533,185		—	1,533,185
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(161,793)		73,287	(415,353)
Accrued professional fees	(8)		190,461	501,500
Accounts payable and accrued expenses	1,814,605		119,643	2,173,080

Net Cash Used In Operating Activities	(1,269,549)		(2,768,910)	(6,997,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—		(11,000)	(4,011,976)
Refund of deposit on purchase of machinery	—		741,000	741,000
Purchases of fixed assets	17,585		(149,214)	(159,923)
Acquisition of license/patent	—		—	(700,000)
Note receivable and accrued interest –related party	—		—	(238,074)

Net Cash Provided by (Used In) Investing Activities	17,585		580,786	(4,368,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—		1,456,605	10,556,970
Sales of convertible preferred stock	2,175,000		—	2,175,000

Net Cash Provided By Financing Activities	2,175,000		1,456,605	12,731,970

NET INCREASE (DECREASE) IN CASH	923,036		(731,519)	1,365,798

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	442,762		1,174,281	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,365,798		$442,762	$1,365,798

NON CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of convertible preferred stock	$770,314		$—	$770,314

Dividends payable on convertible preferred stock	$10,875		$—	10,875

Common stock issued for dividends on convertible preferred stock	$83,375	$		$83,375

Common stock issued for license valued at $1.00 per share	$—		$—	$4,000,000

Warrants issued for deferred consulting services	$—		$—	$1,509,519

Common stock issued for deferred consulting expenses	$—		$—	$1,308,250

Common stock issued for accrued consulting expenses	$—		$74,500	$74,500

Options issued for deferred consulting services	$—		$—	$99,636

Common stock issued to consultant to settle contract dispute	$—		$—	$60,000

Deposits transferred into fixed assets and inventory	$—		$1,307,087	$1,307,087

Forgiveness and reclassification of note receivable to acquisition of patent	$—		$235,000	$235,000

See accompanying notes to the consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BACKGROUND AND BASIS OF PRESENTATION

DDS Technologies USA, Inc. and subsidiary (the ”Company”) is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a worldwide basis for a dry disaggregation and micronization system that converts certain waste into value added products for further processing or resale.

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

Under a share exchange agreement entered into on April 4, 2003, Fishtheworld Holdings, Inc. (“Fishtheworld”) a public Florida corporation conducting no business other than to seek a suitable acquisition partner, acquired 88.5% of DDS Technologies USA, Inc. in exchange for 15,367,255 shares of common stock or approximately 97% of the then issued and outstanding shares of Fishtheworld. DDS Technologies USA, Inc. also paid a cash consideration of $200,000 to the shareholders of Fishtheworld, which has been accounted for as merger costs in the December 31, 2003 statement of operations. Immediately prior to the share exchange, the majority shareholder of Fishtheworld returned 8,571,000 shares to treasury and resigned as the sole director and officer of Fishtheworld. The members of the Board of Directors of the Company became members of the Board of Directors of Fishtheworld. DDS Technologies USA,

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inc. adopted the December 31st year-end of Fishtheworld. In May 2003, Fishtheworld changed its name to DDS Technologies, USA, Inc. and reincorporated in the state of Nevada. As a result of the reincorporation, the Company’s par value for its preferred and common stock changed to $.0001 per share.

Generally accepted accounting principles in the United States of America require that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. These historical financial statements represent DDS Technologies USA, Inc. from inception.

On October 17, 2005, the Company merged DDS Technologies USA, Inc., a Delaware corporation, into the Company and DDS Holdings became a direct wholly-owned subsidiary of the Company. As a result of the merger, each DDS Delaware shareholder at the time of the merger (other than the Company) received one share of the Company’s common stock for each share of DDS Delaware common stock which it held immediately prior to the merger. The Company issued a total of 267,095 common stock shares in completing the exchange.

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

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its working capital requirements, and the success of its future operations.

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at December 2005, approximate their fair value because of their relatively short-term nature.

(C) Cash and cash equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Inventories

Inventories at December 31, 2005 consists of a dry disaggregation machine, available for sale, located in Alberta Canada and machine parts and components located at a manufacturer’s facility in Fenton, Missouri. Inventories are stated at the lower of cost or market.

In connection with the machine available for sale, during 2004, the Company reclassified $651,972 from deposit on purchase of machinery to inventory, plus capitalized a final payment of $74,208 to the manufacturer, $30,660 of shipping costs and $15,007 of installation costs. The value of the machine was written down to $220,536 as a result of impairment charges taken for the year ended December 31, 2004 (See Note 4).

In November 2005, the Company terminated its relationship with the European manufacturer of the machine. Accordingly, the Company’s machine parts and components were shipped to the Company’s new manufacturer in the United States (See Note 13). In connection with the machine parts and components, the Company reclassified the carrying value of these parts from Deposits on purchase of machinery into inventories during the fourth quarter of 2005. Additionally, the Company’s management determined that the carrying amount of the parts was overvalued and

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly recorded a write-down in the amount of $430,190 for the year ended December 31, 2005. The carrying amount of the parts at December 31, 2005 is $140,547.

(E) Fixed Assets

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

(G) Research and Development

Research and development mainly consists of consulting and other fees incurred on the development of the technology, which are expensed as incurred as well as the cost of the machine being used at the research and development and related installation costs (See also Note 4).

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

(I) Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company’s revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

During the fourth quarter of 2004, the Company’s management determined that there was impairment of the carrying amount of its machinery and related deposits, and accordingly recorded an impairment charge for the year ended December 31, 2004 (See Notes 2(D), 4, 6 and 14).

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires the Company to provide pro forma information regarding net income and earnings per share for each period presented as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions; no dividend yield for all years; expected volatility of 74% to 135%; risk-free interest rate of 3%, and an expected life from 5 to 10 years.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per common share would have been as follows:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net loss
As Reported	$4,643,829	$6,990,752
Pro Forma	$6,575,557	$8,818,775

Net loss per common share - basic and diluted
As Reported	$(.29)	$(.37)
Pro Forma	$(.34)	$(.46)

(M) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006.

The Company believes that the implementation of this new pronouncement will result in a charge to expense of $ 1,992,085 in 2006.

(N) Concentrations

The Company maintains the majority of its cash balances in a financial institution located in Boca Raton, Florida. The balance in the institution is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, the Company’s uninsured cash amounted to $1,324,407.

The Company utilizes only one manufacturer to manufacture and assemble its machinery.

(O) Reclassifications

Certain amounts from prior year have been reclassified to conform to current year presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

(A) Consulting Fees to Stockholders

For the year ended December 31, 2005 and 2004, and for the period from July 17, 2002 (inception) through December 31, 2005, the Company incurred consulting expenses from stockholders of the Company of $180,000, $322,500, and $1,106,500 respectively.

In connection with the consulting services aforementioned, in April 2004, the Company entered into a consulting agreement with a stockholder and former president of the Company. Pursuant to the terms of this agreement, the Company would pay him a monthly fee of $15,000 for a period of three years. In July 2004, the Company terminated this agreement and it is now the subject of litigation. See Note 11 (B).

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

(B) Fees to Directors

For the years ended December 31, 2005 and 2004, the Company incurred fees to members of the Board of Directors of $200,750 and $65,333, respectively. For the fees payable as of December 31, 2005, which amounted to $77,500, the Company entered into subordinated promissory notes on January 6, 2006. The promissory notes are subordinated to all other obligations of the Company and will become payable only when the Company becomes cash flows positive.

NOTE 4 FIXED ASSETS

In May 2004, the Company installed its first commercial dry disaggregation machine in a production plant of an Iowa ethanol producer which the Company entered into a pre-formation agreement with in August 2003. In connection with the installation, the Company reclassified $651,972 from deposit on purchase of machinery to fixed assets, in addition to capitalizing $31,496 of shipping costs. The machine was the subject of litigation. As the result of this ongoing litigation, the Company had not been able to visually inspect the machine or gain access to it. Accordingly, the Company decided to adjust the book value of the machine to scrap value of $20,000.

In October, 2005, pursuant to a settlement agreement reached with Xethanol, the machine was returned to the Company and it is now located at its R&D facility in Norcross, Georgia. The machine is being used as a developmental, testing and processing of sample products for potential clients. Accordingly, the carrying value of $20,000 was written off to research and development expense during the fourth quarter of 2005.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2004 fixed assets consist of:

	2005	2004
Machinery/equipment, net of impairment charge	$—	$20,000
Computer equipment	23,121	23,311
Office equipment	7,693	6,148

	30,814	49,459
Less accumulated depreciation	(14,426)	(9,793)

Fixed assets, net	$16,388	$39,666

Depreciation expense for the years ended December 31, 2005 and 2004 and for the period from July 17, 2002 (inception) through December 31, 2005 amounted to $5,693, $5,777 and $15,486, respectively.

NOTE 5 PATENT FOR DRY DISAGGREGATION TECHNOLOGY

On August 29, 2002, the Company (the licensee) entered into an exclusive license agreement with DDS Technologies LTD. The initial license agreement, which expired on May 28, 2022, provided for the exclusive North, South, Central American and Caribbean (excluding Cuba) rights to the pending patent, #02425336.1, which was filed with the European patent office on May 28, 2002. The patent relates to the Longitudinal Micrometric Separator for Classifying Solid Particulate Materials. The terms of the agreement required the Company to pay at the time of signing $500,000 and 3,500,000 shares of the common stock of the Company, which were paid during 2002.

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

Pursuant to terms of the Memorandum of Understanding, dated July 31, 2004, the Company, whose original license to the dry disaggregation technology was previously restricted to North, South and Central America, the Caribbean (excluding Cuba) and Africa. Following the assignment to the Company of the patents, the Company filed the assignments with the United States Patent and trademark Office. The Company also plans to file the assignments in the corresponding offices in the foreign jurisdictions where the patents have been applied for or obtained.

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

NOTE 6 DEPOSITS ON PURCHASE OF MACHINERY

Pursuant to the Sale and Purchase Agreement with HSF, to purchase disaggregation machines, which embodies the dry disaggregation technology discussed in Note 5, during 2003 the Company advanced non-refundable deposits, totaling $4,000,976 towards the purchase, delivery and installation of five initial units.

Pursuant to the terms of a Memorandum of Understanding (See Note 5), the Company received a refund of approximately $741,000 on the advances made which was applied to the deposits on purchase of machinery.

Two machines were delivered in 2004 and the Company reclassified $1,303,944 to fixed assets and inventory (See Notes 2(D) and 4). Subsequently, pursuant to the MOU settlement above, the Company recorded an impairment charge for the deposits on the purchase of machinery of $1,573,889. This charge reflects the current fair value of the machines. See Note 14.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2005, the Company terminated its agreement with its European manufacturer. Consequently, all the parts for the construction of additional machines, which were already paid for, were shipped to the Company’s new manufacturer in Fenton, Missouri. During the fourth quarter of 2005, the Company reclassed the carrying amount of the parts from deposit on equipment account to an inventory parts account.

NOTE 7 INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has start up costs and net operating loss carryforwards of approximately $17,000,000 to offset any future taxable income. Such carryforwards begin to expire in 2022. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

The deferred tax asset as of December 31, 2005, consisting primarily of the tax effect of net operating loss carryforwards amounted to approximately $5,800,000. The Company has provided a full valuation allowance on the deferred tax asset as of December 31, 2005 to reduce such deferred tax assets to zero, as it is management’s belief that realization of such amounts is not considered more likely than not.

NOTE 8 STOCK OPTIONS

The Company has established a Stock Option Plan (the “Plan”) to attract, retain and motivate key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options granted under the Plan may include non-qualified stock options as well as incentive stock option intended to qualify under Section 422A of the Internal Revenue Code. The aggregate number of shares that may be issued under the Plan or exercise of options must not exceed three million shares. Each stock option agreement specifies when all or any installment of the option becomes exercisable.

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

In March 2004, the Company granted stock options to five members of its Board of Directors. Each member was issued a stock option to purchase 50,000 shares at an exercise price of $3.96 per share exercisable one year from grant date and expiring in March 2015.

In May 2004, the Company granted a one time stock option to three outside members of its Board of Directors. Each member was issued a stock option to purchase 100,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May 2015.

In May 2004 and October 2004, the Company granted stock options to two Board members. In May 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $3.40 per share exercisable one year from grant date and expiring in May 2015. In October 2004, the Company issued stock options to purchase 50,000 shares at an exercise price of $0.63 per share exercisable one year from grant date and expiring in October 2015.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s option plans as of December 31, 2005 and the changes during the year ending on that date is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,350,000	$6.37
Granted	650,000	$3.40
Forfeited	(200,000)	$6.99

Outstanding at December 31, 2004	1,800,000	$5.23
Granted	800,000	$1.00

Outstanding at December 31, 2005	2,600,000	$3.93

Options exercisable at December 31, 2005	1,600,000

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through December 31, 2005	$3.93

The following table summarizes information about the stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$3.40	300,000	8.50	$3.40	300,000	$3.40
$3.96	200,000	8.25	$3.96	200,000	$3.96
$5.00	600,000	7.37	$5.00	600,000	$5.00
$7.00	400,000	7.83	$7.00	—	$—
$8.00	200,000	7.83	$8.00	200,000	$8.00
$3.40	50,000	8.42	$3.40	50,000	$3.40
$0.63	50,000	8.83	$0.63	50,000	$0.63
$1.00	400,000	9.00	$1.00	100,000	$1.00
$1.00	400,000	9.00	$1.00	100,000	$1.00

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 SALES OF STOCK

(A)	On April 12, 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 6% Series A convertible preferred stock. The Company issued 2,175 shares of its Series A Convertible Preferred Stock for a purchase price of $2,175,000 ($1,957,500 net of commissions) and the Company may raise up to an additional $2.2 million through the sale of additional shares of Series A Preferred Stock. The proceeds were received through April 14, 2005 by the Company. The Series A Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.70 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or common stock, at the Company’s option, if certain “Equity Conditions”, as defined, are met (See Note 15 (E)) . Because the Company did not meet specific performance criteria, the conversion price was reduced on January 1, 2006 to $0.50 per share.

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

Among the purchasers in the offering were four members of the Company’s Board of Directors, who purchased units either directly or indirectly for purchase amounts of $25,000 to $20,000 and $20,000 each.

In April 2005, by a majority vote of the shareholders, the Board approved the increase of the number of authorized shares of common stock of the Company to 50 million shares.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of the convertible preferred stock are mandatorily redeemable at the end of two years from date of issuance. There are also certain triggering events that are outside the Company’s control that could cause an earlier redemption.

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying consolidated balance sheet at December 31, 2005.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black- Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $188,734. The short term warrants are recorded at fair value, as determined by an independent valuation services firm, and are revalued each reporting period with the change in fair value recorded as other income/(expense). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $212,732.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $231,693.

Since the long and short term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $3,708,185 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $1,533,186 was recorded as private placement expense in the accompanying consolidated statements of operations for the year ended December 31, 2005. Additionally the redemption value of the preferred stock of $2,175,000 is accreted to dividends of $770,314 for the year ended December 31, 2005.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to make quarterly dividend payments of 6% on the $2,175,000 that it raised from the sale of 6% Series A convertible preferred stock. The payment is payable in either cash or common stock based on certain conditions being met Dividends on preferred stock for the year ended December 31, 2005 were $94,250. At December 31, 2005 the Company accrued dividends amounting to $10,875.

In connection with the private placement, the Company incurred cash commissions of $217,500 and issued 155,357 warrants to the investment banker. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants is reflected as private placement expense and recorded as additional paid-in capital in the consolidated financial statements. The cash payment of $217,500 is also treated as private placement expense in the accompanying consolidated statement of operations for the year December 31, 2005.

During 2005, the Company issued 161,554 shares of common stock valued at prices ranging from $0.34 to $0.63 per share in settlement of dividends payable.

(B)	In May 2004, the Company entered into stock purchase agreements with several accredited investors for the sale of common stock. The Company sold 490,439 shares and warrants for $1,618,450 ($1,456,605 net of commissions). The agreements provide for the purchase of shares at $3.30 per share plus warrants for an equal number of shares purchased. The warrants are exercisable at any time for a period of three years at an exercise price of $3.75 per share. The 490,439 warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $714,876. The net proceeds of $1,456,605 were allocated between the fair value of the warrants issued with the common stock ($714,876) and the common stock ($741,729).

NOTE 10 CONSULTING AND MARKETING AGREEMENTS

(A)	On May 12, 2005 the Company entered into a twelve month agreement with a marketing company. The marketing company provides financial advisory and various other investment and marketing services to the Company. The Company pays a monthly fee of $5,000 for these services. Additionally the Company paid a success fee of $25,000 to the marketing company for its services in the signing of a licensing agreement with a Canadian corporation.

(B)	On August 8, 2005, the Company entered into a six month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company pays a monthly retainer fee of $7,000. In addition, the Company issued warrants

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the purchase of 80,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable one year from the date of this agreement. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $46,723. For the year ended December 31, 2005, the Company recognized $35,042 in consulting expense. The remaining unamortized balance of $11,681 is presented in the consolidated balance sheet as deferred consulting expense.

(C)	On April 26, 2004, the Company entered into a fourteen month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing services to the Company. The Company paid the marketing company $25,000 upon signing the agreement and pays a monthly fee of $5,000. In addition, the Company issued warrants for the purchase of 400,000 shares of common stock at exercise prices of $3.75 and $4.25 per share. The warrants are exercisable until April 26, 2007. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $170,052. The amount is amortized over the life of the agreement resulting in consulting expense of $72,879 and $97,173 for the years ended December 31, 2005 and 2004, respectively. There is no remaining unamortized balance as of December 31, 2005.

NOTE 11 COMMITMENT AND CONTINGENCIES

(A) Lease Commitment

The Company leases its office space and its research and development facility under separate non-cancelable operating lease agreements for five-year and three-year terms respectively, ending in December 2007 and 2008 respectively. Minimum future lease payments for the next three years are as follows:

Years Ending December 31,
2006	$131,952
2007	139,380
2008	145,764

$419,623

Rent expense for the years ended December 31, 2005 and 2004 and for the period from July 17, 2002 (inception) through December 31, 2005 amounted to $76,335, $65,018 and $185,380, respectively.

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

NOTE 12 SETTLEMENT AND MUTUAL RELEASE AGREEMENTS

In September 2004, the Company entered into a Settlement Agreement and Agreement of Mutual Release with its prior legal counsel. Pursuant to the agreement, the Company was no longer obligated for the payment of approximately $350,000 previously recorded by the Company. The amount was recorded as a reduction of professional expenses in the accompanying statement of operations for the year ended December 31, 2004.

On October 19, 2005 the Company entered into a Marketing and License Agreement and a Mutual Release with Xethanol Corporation (“Xethanol”). The Agreement grants Xethanol a license with respect to the Company’s proprietary dry disaggregation technology to extract materials from agricultural commodities including corn and cellulosic biomass to be used as ethanol production feedstock in Xethanol’s ethanol production facilities. In addition, the Company has granted Xethanol an exclusive license, with certain exceptions, to market the Company’s dry disaggregation technology to the ethanol industry in the USA.

The Company and Xethanol had been engaged in litigation regarding a Pre-Formation Agreement previously entered into by the two companies. The dispute has now been amicably settled. Pursuant to the agreement, the parties entered into a Mutual Release, pursuant to which each party discharged the other from all claims and liabilities and the parties have agreed to dismiss all pending litigation proceedings. As part of the settlement, the Company made a payment of $50,000 and issued 200,000 restricted

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of its common stock to Xethanol and Xethanol released the DDS machine. The shares were valued at $176,000 based on the closing market price of the common stock at October 19, 2005. The Company recorded $226,000 as a settlement amount in the accompanying consolidated statement of operations for the year ended December 31, 2005.

NOTE 13 OTHER AGREEMENTS

On February 18, 2005 the Company entered into a five year agreement with a Canadian company whereby the Company granted an exclusive license to the Canadian company for the purpose of processing and extracting sulfur and sulfur derivative materials in North America. If the machine operates within certain parameters, the Company will be paid a negotiated purchase price plus royalties. Additional machines will be purchased at a negotiated price.

On August 30, 2005, the Company entered into an agreement with an equipment manufacturer. Pursuant to the agreement, the manufacturer is to provide the manufacturing facilities, labor, engineering and technical support on a time and materials basis. Machine parts and components, shipped from the previous manufacturer, are held in inventory as of year-end (See Note 2(D))

NOTE 14 MACHINERY IMPAIRMENT

Machinery and deposits on purchase of machinery were being recorded based on the Company’s original equipment purchase agreement with HSF. Pursuant to a Memorandum of Understanding dated July 31, 2004, between the Company, HSF and all other related parties, the equipment purchase agreement was terminated and the Company began dealing directly with the equipment manufacturer. Based on the current estimated selling price of the machines and other factors, the Company determined that the fair market value of each machine is $232,143. As a result of this revaluation, the Company recorded and impairment charge of $816,743 for the year ended December 31, 2004. Additionally, the Company recorded another impairment charge of $212,143 on the first machine received since this machine was subject to ongoing litigation (See Notes 2 (D), 4 and 6).

NOTE 15 SUBSEQUENT EVENTS

(A) Preferred Stock Sold

On December 20, 2005 effective, January 4, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of Series B Convertible Preferred Stock. The Company issued 1,567.5 shares of Series B

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock for a purchase price of $1,567,500 ($1,483,250 net of commissions) and the Company may raise up to an additional $932,500 through the sale of additional shares of Series B Preferred Convertible Stock. The proceeds were received through December 31, 2005 by the Company. The Series B Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 7% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 3.1 million shares of common stock at a price of $.80 per share.

(B) Consulting Agreement Amendment

In connection with the consulting fees provided by a stockholder of the Company (See Note 3(A)), the Company amended and restated his consulting agreement on March 8, 2006. Pursuant to this amendment, from March through December 2006, at the Company’s election, he will be compensated either (1) at $15,000 per month or (2) at $7,500 per month plus 15,000 shares of unregistered restricted common stock and long term warrants for an additional 15,000 shares of unregistered common stock of the Company. The long term warrants are identical to the Series B convertible preferred stock warrants which expire at the end of five years and are exercisable at $.80 per share. After December 31, 2006 the payments revert back to $15,000 per month as per the previous agreement.

(C) Compensation of Directors

In January 2006, the Board of Directors approved a new compensation arrangement for the independent non-employee directors. Only non-employee directors are compensated for their director services. Each non-employee director receives 35,000 shares of our common stock and $25,000 (plus an additional $10,000 for the chairman of the board or chairman of any board committee) worth of stock options to purchase our common stock upon each year that they elected to the board or anniversary of such appointment. The value of a single stock option is equal to the fair market value of a share of our common stock on the date of grant. The options have a term of ten years and vest immediately. Additionally, each non-employee director receives $1,000 for each board meeting attended or $1,500 for each meeting attended if the director is also the chairman of the board or chairman of any committee. All directors are reimbursed for travel expenses related to attending board or committee meetings.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D) Exercise of Short Term Warrants

In conjunction with the Securities Purchase Agreement, dated April 12, 2005, for the sale of 6% Series A convertible preferred stock, through April 13, 2006, the Company has received $1,430,000 for the exercise of the short term warrants. Also see Note 9 (A).

(E) Issuance of Common Stock

In March, 2006, pursuant to the Securities Purchase Agreement, dated April 12, 2005 for the sale of 6% Series A convertible preferred stock, the Company issued 86,868 shares of common stock as payment of dividends valued at $32,625 (See Note 9 (A)). Also pursuant to the Securities Purchase Agreement, dated January 4, 2006 for the sale of 7% Series A convertible preferred stock, the Company issued 45,446 shares of common stock as payment of dividends valued at $17,068 (See Note 15 (A)).

Index to Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of DDS Technologies USA, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-110409, filed November 12, 2003, as amended)

3.2	By-laws of DDS Technologies USA, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-110409, filed November 12, 2003, as amended)

4.1	The rights of the holders of shares of the Company’s Common Stock, par value $.0001, are set forth in the Company’s Articles of Incorporation as referenced in Exhibit 3.1 hereto.

4.2	The rights of the holders of shares of the Company’s Series A Preferred Stock, par value $.0001, are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock dated April 13, 2005 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed April 14, 2005).

4.3	Form of Long term Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed April 14, 2005).

4.4	Form of Short Term Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed April 14, 2005).

4.5	Securities Purchase Agreement, dated as of April 12, 2005, by and among DDS Technologies USA, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed April 14, 2005).

4.6	Securities Purchase Agreement, dated as of January 4, 2006, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed January 6, 2006).

4.7	The rights of the holders of shares of the Company’s Series B Preferred Stock, par value $.0001, are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B 7% Convertible Preferred Stock dated January 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed January 6, 2006).

4.8	Amended Certificate of Designation Before Issuance of Class or Series dated January 4, 2006 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed January 6, 2006).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed January 6, 2006).

10.1	Registration Rights Agreement by and among DDS Technologies USA, Inc. and certain shareholders (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 15, 2003).

10.2	Securities Exchange Agreement by and among Fishtheworld Holdings, Inc., a Florida corporation, and the shareholders of DDS Technologies USA, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 of the Company’s Schedule 13D filed April 14, 2003).

10.3	Agreement and Plan of Merger by and between Fishtheworld, Inc. and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on June 6, 2003).

Exhibit Number	Exhibit Description
10.4	Share Purchase Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 15, 2003).

10.5	Registration Rights Agreement by and among the Company and Worthington Growth L.P., CD Investment Partners Ltd., EDJ Limited, Porter Partners, L.P., Nob Hill Capital Partners L.P., Adams Select and Choice Investment Management, Omicron Master Trust (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 15, 2003).

10.6	Securities Purchase Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP, dated October 22, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2003).

10.7	Registration Rights Agreement by and among the Company and Platinum Partners Value Arbitrage Fund L.P., Dolphin Offshore Partners LP, Torrey Pines Master Fund, Crescent International Ltd., Castle Creek Technology Partners LLC, Choice Investment Management, Vertical Ventures Investment LLC, Otape Investments LLC, CD Capital, Paul J. Duggan, Storestreet LP, Greenwich Growth Fund Ltd., Omicron Master Fund, Micro Capital Fund Ltd., Micro Capital Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2003).

10.8(2)	Employment agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated as of March 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2005).

10.9(2)	Stock option agreement by and between DDS Technologies USA, Inc. and Spencer Sterling dated as of March 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 31, 2005).

10.10(2)	Employment agreement by and between DDS Technologies USA, Inc. and Kerin Franklin dated May 15, 2003 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-110409)).

10.11	Second Amended and Restated Consulting Services Agreement, by and between DDS Technologies USA, Inc. and Lee Rosen, dated March 8, 2006.

10.12	Registration Rights Agreement, dated as of April 12, 2005, by and among DDS Technologies USA, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2005).

10.13	Memorandum of Understanding among the Company and High Speed Fragmentation B.V. Intel Trust S.A., a Switzerland trust, Haras Engineering Corp., a Panama entity, Giancarlo Lo Fiego, and Adriano Zapparoli (executed only by the Company, Mr. Lo Fiego and Mr. Zapparoli) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 4, 2004).

10.14	Memorandum of Understanding among the Company, Umberto Manola, Haras Engineering Corp., High Speed Fragmentation B.V., and Intel Trust S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2004).

Exhibit Number	Exhibit Description
10.15	Mutual Release between the Company and Umberto Manola (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 8, 2004).

10.16	Deed of Sale among the Company, Umberto Manola and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 8, 2004).

10.17	Mutual Release among the Company, Haras Engineering Corp., High Speed Fragmentation B.V., Intel Trust S.A., Giancarlo Lo Fiego and Adriano Zapparoli (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 8, 2004).

10.18	Standstill Agreement between the Company and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed November 8, 2004).

10.19	Technology License Agreement between the Company and High Speed Fragmentation B.V. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed November 8, 2004).

10.20	Notice of Voluntary Dismissal filed by the Company in The United States District Court for the Southern District of Florida with respect to case number 04-80695-CIV-Middlebrooks/Johnson (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed November 8, 2004).

10.21	Exclusive License Agreement dated February 18, 2005 by and among Sulfur Solutions, Inc., Knoll Ventures, Inc., and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed March 2, 2005).

10.22	Exclusive License Agreement dated June 30, 2005 by and among Knoll Ventures, Inc., and DDS Technologies USA, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 22, 2005).

10.23	Registration Rights Agreement, dated as of January 4, 2006, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 6, 2006).

10.24	DDS Technologies USA, Inc. Stock Option Plan.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on April 14, 2004).

21.1	Subsidiaries of the Company.

31.1	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 000-30498.
(2)	Management contract or compensatory plan or arrangement.