Form 10QSB
period 2006-03-31
DDS TECHNOLOGIES USA INC
filed 2006-05-15
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(561) 750-4450

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule-12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2006: 20,101,518 shares of common stock outstanding, $0.0001 par value per share.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	PART I – FINANCIAL INFORMATION, ITEM 1 – FINANCIAL STATEMENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006 (UNAUDITED).

PAGES	3-7	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006 (UNAUDITED).

PAGE	8	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006 (UNAUDITED).

PAGES	9-19	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PAGES	20-24	ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	24	ITEM 3 - CONTROLS AND PROCEDURES

PAGES	24-25	PART II OTHER INFORMATION

PAGE	24	ITEM 1 – LEGAL PROCEEDINGS

PAGE	25	ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PAGE	26	ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

PAGES	27	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$716,846	$1,365,798
Inventories, net	361,083	361,083
Prepaid expenses	188,239	410,003

Total Current Assets	1,266,168	2,136,884

FIXED ASSETS, NET	24,677	16,388
PATENT	4,935,000	4,935,000
OTHER ASSETS	10,327	10,327

TOTAL ASSETS	$6,236,172	$7,098,599

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$464,561	$538,954
Accrued professional fees	60,000	77,000
Notes payable – related parties	77,500	77,500
Preferred stock to be issued	—	1,567,500
Embedded derivatives at fair value	5,709,088	3,075,026

Total Current Liabilities	6,311,149	5,335,980

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, net of discount of $1,132,811 and $1,404,686, respectively	1,042,189	770,314

7% CONVERTIBLE PREFERRED STOCK, net of discount of $1,371,562 at March 31, 2006	195,938	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 3,242.5 shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 20,101,518 and 19,864,202 shares issued and outstanding, respectively	2,010	1,986
Additional paid-in capital	19,132,290	18,579,269
Deferred compensation expense	(332,035)	(11,681)
Deficit accumulated during development stage	(20,115,369)	(17,577,269)

Total Stockholders’ (Deficiency) Equity	(1,313,104)	992,305

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$6,236,172	$7,098,599

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period From July 17, 2002 (Inception) Through March 31, 2006
REVENUES	$—	$—	$—

EXPENSES
Professional fees	258,457	302,089	8,170,736
General and administrative	293,775	159,123	2,622,471
Salaries and related taxes	118,219	134,032	1,480,573
Research and development	62,469	33,621	512,275
Litigation settlement expense	—	—	226,000
Merger costs	—	—	200,000
Machinery impairment	—	—	2,602,775
Parts inventory write-down	—	—	430,190

Total Expenses	732,920	628,865	16,245,020

INTEREST INCOME	7,256	663	25,824

(LOSS) GAIN ON FAIR VALUE ADJUSTMENTS TO EMBEDDED DERIVATIVES	(506,169)	—	126,990

PRIVATE PLACEMENT EXPENSES	(779,619)	—	(2,631,951)

NET LOSS	$(2,011,452)	$(628,202)	$(18,724,157)

Convertible preferred stock dividends	(526,649)	—

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,538,101)	$(628,202)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.13)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	19,981,642	19,235,542

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for cash at inception	10,944,055	$1,095	$957,310	$—	$—	$—	$—	$—	$958,405

Common stock issued for license valued at $1.00 per share	3,500,000	350	3,499,650	—	—	—	—	—	3,500,000

Common stock issued for cash in December 2002 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000
Net loss, July 17, 2002 (inception) through December 31, 2002	—	—	—	—	—	—	—	(407,803)	(407,803)

Common stock issued for cash in January 2003 at $1.00 per share	200,000	20	199,980	—	—	—	—	—	200,000

Common stock issued for license in January 2003 at $1.00 per share	500,000	50	499,950	—	—	—	—	—	500,000

Note receivable – related party in February 2003	—	—	—	—	—	(235,000)	—	—	(235,000)

Interest receivable – related party	—	—	—	—	—	—	(3,074)	—	(3,074)

Common stock issued for cash in February, March and April 2003 at $1.00 per share	800,000	80	799,920	—	—	—	—	—	800,000

Recapitalization for merger in April 2003	429,000	43	(43)	—	—	—	—	—	—

Common stock issued for cash in May 2003 at $1.00 per share	100,000	10	99,990	—	—	—	—	—	100,000
Common stock subscribed at $1.00 per share	1,500,000	150	1,499,850	(1,500,000)	—	—	—	—	—

Collection of subscription receivable in July 2003	—	—	—	500,000	—	—	—	—	500,000

Warrants issued for consulting expense in April 2003	—	—	1,274,848	—	(1,274,848)	—	—	—	—

Common stock issued for cash in July and August 2003 at $3.50 per share, net	502,714	50	1,020,444	—	—	—	—	—	1,020,494

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued with the sale of common stock in July and August 2003	—	—	563,056	—	—	—	—	—	563,056
Common stock issued for services in August and September 2003	175,000	17	1,298,233	—	(1,298,250)	—	—	—	—
Common stock issued for settlement	60,000	6	464,994	—	—	—	—	—	465,000
Cancellation of subscription receivable	(1,000,000)	(100)	(999,900)	1,000,000	—	—	—	—	—
Common stock issued for cash in October 2003 at $6.00 per share, net	904,334	90	2,896,206	—	—	—	—	—	2,896,296
Warrants issued with the sale of common stock in October 2003	—	—	1,962,114	—	—	—	—	—	1,962,114
Warrants issued for consulting expense in December 2003	—	—	29,761	—	(29,761)	—	—	—	—
Options issued for consulting services in August and November 2003	—	—	181,010	—	(181,010)	—	—	—	—
Amortization of deferred consulting expenses in 2003	—	—	—	—	1,427,336	—	—	—	1,427,336
Net loss, year ended December 31, 2003	—	—	—	—	—	—	—	(4,670,321)	(4,670,321)

BALANCE, December 31, 2003	18,715,103	1,871	16,347,363	—	(1,356,533)	(235,000)	(3,074)	(5,078,124)	(9,676,503)
Common stock issued for accrued professional fees in February 2004 at $7.45 per share	10,000	1	74,499	—	—	—	—	—	74,500
Common stock issued for services in February 2004 at $4.30 per share	10,000	1	42,999	—	(43,000)	—	—	—	—

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense in February 2004	—	—	42,454	—	(42,454)	—	—	—	—
Warrants issued for consulting expense in April 2004	—	—	170,052	—	(170,052)	—	—	—	—
Common stock issued for services in May 2004 at $2.55 per share	10,000	1	25,499	—	(25,500)	—	—	—	—
Warrants issued for consulting expense in May 2004	—	—	12,165	—	(12,165)	—	—	—	—
Common stock issued for cash in May 2004 at $3.30 per share, net	490,439	49	741,680	—	—	—	—	—	741,729
Warrants issued with the sale of common stock in May 2004	—	—	714,876	—	—	—	—	—	714,876
Amortization of deferred consulting expenses in 2004	—	—	—		1,576,825	—	—	—	1,576,825
Interest receivable related party in 2004	—	—	—	—	—	—	(1,844)	—	(1,844)
Forgiveness of note and interest receivable in July 2004	—	—	—	—	—	235,000	4,918	—	239,918
Net loss, year ended December 31, 2004	—	—	—	—	—	—	—	(6,990,752)	(6,990,752)

BALANCE, December 31, 2004	19,235,542	$1,923	$18,171,587	$-	$(72,879)	$-	$-	$(12,068,876)	$6,031,755

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Warrants issued for consulting expense for August 2005			46,723		(46,723)				—
Common stock issued for legal settlement	200,000	20	175,980	—	—	—	—	—	176,000
Amortization of deferred consulting expenses in 2005	—	—	—	—	107,921	—	—	—	107,921
Warrants issued for convertible preferred stock financing	—	—	101,646	—	—	—	—	—	101,646
Stock Issued for dividends on convertible preferred stock	161,565	16	83,360	—	—	—	—	—	83,376
Accretion of preferred stock to dividends	—	—	—	—	—	—	—	(770,314)	(770,314)
Dividends on preferred stock	—	—	—	—	—	—	—	(61,626)	(61,626)
Common stock issued in connection with merger in October 2005	267,095	27	(27)	—	—	—	—	—	—
Net loss, year ended December 31, 2005	—	—	—	—	—	—	—	(4,643,829)	(4,643,829)

BALANCE, December 31, 2005	19,864,202	$1,986	$18,579,269	$-	$(11,681)	$-	$-	$(17,577,269)	$992,305

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for directors fees	105,000	11	43,039	—	(43,050)	—	—	—	—
Stock options issued to directors	—	—	325,327	—	(325,327)	—	—	—	—
Amortization of deferred consulting expenses in 2006	—	—	—	—	11,681	—	—	—	11,681
Amortization of deferred compensation expense for board of directors in 2006	—	—	—	—	36,342	—	—	—	36,342
Warrants issued for convertible preferred stock financing	—	—	134,975	—	—	—	—	—	134,975
Stock issued for dividends on convertible preferred stock	132,316	13	49,680	—	—	—	—	—	49,693
Accretion of preferred stock to dividends	—	—	—	—	—	—	—	(467,811)	(467,811)
Dividends on preferred stock	—	—	—	—	—	—	—	(58,837)	(58,837)
Net loss, year ended March 31, 2006	—	—	—	—	—	—	—	(2,011,452)	(2,011,452)

BALANCE, March 31, 2006	20,101,518	$2,010	$19,132,290	$—	$(332,035)	$—	$—	$(20,115,369)	$(1,313,104)

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period From July 17, 2002 (Inception) Through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,011,452)	$(628,202)	$(18,724,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,624	1,352	17,110
Machinery and deposits impairment	—	—	2,602,775
Parts inventory write-down	—	—	430,190
Amortization of deferred compensation expense	48,023	36,440	2,791,728
Settlement on legal payable	—	—	3,160,105
Forgiveness of interest receivable	—	—	3,074
Common stock issued for legal settlement	—	—	176,000
Common stock issued for services	—	—	465,000
Warrants issued for services	134,975	—	236,621
Gain (loss) on fair value adjustment to embedded derivatives	506,169	—	(126,990)
Valuation of embedded derivatives in excess of gross proceeds included in private placement expenses	560,393	—	2,093,578
Changes in operating assets and liabilities:
Prepaid expenses and other assets	221,764	88,204	(193,589)
Accrued professional fees	(17,000)	(17,009)	484,500
Accounts payable and accrued expenses	(83,537)	143,093	2,089,543

Net Cash Used In Operating Activities	(639,041)	(376,122)	(7,636,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—	—	(4,011,976)
Refund of deposit on purchase of machinery	—	—	741,000
Purchases of fixed assets	(9,911)	390	(169,834)
Acquisition of license/patent	—	—	(700,000)
Note receivable and accrued interest –related party	—	—	(238,074)

Net Cash (Used In) Provided by Investing Activities	(9,911)	390	(4,378,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—	—	10,556,970
Sale of convertible preferred stock	—	—	2,175,000

Net Cash Provided By Financing Activities	—	—	12,731,970

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(648,952)	(375,732)	716,846

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,365,798	442,762	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$716,846	$67,030	$716,846

NON CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of convertible preferred stock	$467,811	—	$1,238,127

Dividends payable on convertible preferred stock	$9,144	—	$20,019

Common stock issued for dividends on convertible preferred stock	$49,693	$—	$133,068

Common stock issued for license valued at $1.00 per share	$—	$—	$4,000,000

Warrants issued for deferred consulting services	$—	$—	$1,509,519

Common stock issued for deferred consulting expenses	$—	$—	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$—	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$—	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—	$—	$235,000

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at March 31, 2006 and December 31, 2005, approximate their fair value because of their relatively short-term nature.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

(D) Derivatives

The Company accounts for its long term warrants and the conversion feature of the convertible preferred stock issued in a private placement with the 7% convertible preferred stock as derivatives under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 150-1, Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FSP No. 150-5, Issuer’s Accounting under SFAS No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

The long term warrants and the conversion feature of the convertible preferred stock are treated as a liability in the accompanying condensed consolidated balance sheet at March 31, 2006 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income/(expense) in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006. For the three months ended March 31, 2006, the Company recorded other expense relating to the fair value adjustment of $506,169. Also see Note 5.

(E) Research and Development

Research and development consists of consulting fees incurred in the development of the Company’s technology and are expensed as incurred.

For the three months ended March 31, 2006 and 2005, and for the period from July 17, 2002 (inception) through March 31, 2006, the Company incurred research and development expenses of $62,469, $33,621, and $512,275 respectively.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

(G) Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss, adjusted for preferred stock dividends, divided by the weighted average number of common shares outstanding during each period. Common stock equivalents to purchase approximately 21,900,000 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(H) Interim Consolidated Financial Statements

The condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, and for the period from July 17, 2002 (inception) through March 31, 2006, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(I) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2003 Stock Option Plan (“Option Plan”) and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is not necessary commensurate with the vesting term. The Company recorded $29,167 of share-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R).

Prior to January 1, 2006, the Company accounted for all of our stock option agreements in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended by SFAS 148, the Company provided pro forma net income for each period as if the Company had applied the fair value method to measure share-based compensation expense.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended March 31, 2006, the Company did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the three months ended March 31, 2006.

	As Reported	Under APB No. 25
Net loss	$2,011,452	$1,982,285

Net cash used in operating activities (1)	$2,206,541	$2,206,541
Net cash provided by financing activities (1)	$1,567,500	$1,567,500

(1)	For the three months ended March 31, 2006, the Company did not record any excess tax benefit generated from stock option exercises since we are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option pricing model under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123 with the following weighted average assumption; no dividend yield for all years; expected volatility from 140% to 144%; risk-free interest rate at 3% and an expected life of 10 years.

SFAS 123(R) requires the Company to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, the Company measured those liability instruments at their intrinsic value determined as of their grant date. There is no transition impact of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value.

Additionally, SFAS 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $1,589,635.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

The weighted average grant date fair value of options granted during the first quarter of 2006 and 2005 was $0.40 per share and $0.77 per share, respectively net of estimated option forfeitures.

Included in deferred compensation expense is deferred share-based compensation expense of $296,160 as of March 31, 2006, relating to a total of 395,000 unvested stock options. The Company expects to recognize this share-based compensation expense over a weighted average period of approximately 3.4 years.

(J) Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period’s presentation.

NOTE 3	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2006 and 2005, and for the period from July 17, 2002 (inception) through March 31, 2006, the Company incurred consulting expenses of $37,500, $45,000 and $1,144,000, respectively, from stockholders of the Company.

In connection with the consulting fees provided by a stockholder of the Company, the Company amended and restated his consulting agreement on March 8, 2006. Pursuant to this amendment, from March through December 2006, at the Company’s election, he will be compensated either (1) at $15,000 per month or (2) at $7,500 per month plus 15,000 shares of unregistered restricted common stock and long term warrants for an additional 15,000 shares of unregistered common stock of the Company. The long term warrants are identical to the Series B convertible preferred stock warrants which expire at the end of five years and are exercisable at $.80 per share. After December 31, 2006 the payments revert back to $15,000 per month as per the previous agreement.

In January 2006, the Board of Directors approved a new compensation arrangement for the independent non-employee directors. Only non-employee directors are compensated for their director services. Each non-employee director receives 35,000 shares of the Company’s common stock and $25,000 (plus an additional $10,000 for the chairman of the board or chairman of any board committee) worth of stock options to purchase our common stock upon each year that they are elected to the board or anniversary of such appointment. The value of a single stock option is equal to the fair market value of a share of the Company’s common stock on the date of grant. The options have a term of ten years and vest immediately.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

For the three months ended March 31, 2006 and 2005, and for the period from July 17, 2002 (inception) through March 31, 2006, the Company incurred fees to members of the Board of Directors of $12,000, $0, and $278,083, respectively.

For the three months ended March 31, 2006 and 2005, and for the period from July 17, 2002 (inception) through March 31, 2006, the Company incurred in share-based compensation to members of the Board of Directors of $36,342, $0, and $36,342, respectively.

For the fees payable as of December 31, 2005, which amounted to $77,500, the Company entered into subordinated promissory notes on January 6, 2006. The promissory notes are subordinated to all other obligations of the Company and will become payable only when the Company becomes cash flow positive. The notes accrue interest at prime rate.

NOTE 4	STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,600,000	$3.93
Granted	231,706	$0.41

Outstanding at March 31, 2006	2,831,706	$3.64

Options exercisable at March 31, 2006	2,031,000	$3.50

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through March 31, 2006	$3.64

The following table summarizes information about the stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$3.40	300,000	8.25	$3.40	300,000	$3.40
$3.96	200,000	8.00	$3.96	200,000	$3.96
$5.00	600,000	7.12	$5.00	600,000	$5.00
$7.00	400,000	7.58	$7.00	—	$—
$8.00	200,000	7.58	$8.00	200,000	$8.00
$3.40	50,000	8.17	$3.40	50,000	$3.40
$0.63	50,000	8.58	$0.63	50,000	$0.63
$1.00	400,000	8.75	$1.00	200,000	$1.00
$1.00	400,000	8.75	$1.00	200,000	$1.00
$0.41	231,706	9.83	$0.41	231,706	$0.41

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 5	PRIVATE PLACEMENT

(A) Series B Convertible Preferred Stock

On January 4, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 7% Series B Convertible Preferred Stock. The Company issued 1,567.5 shares of Series B Convertible Preferred Stock for a purchase price of $1,567,500 ($1,483,250 net of commissions) and the Company may raise up to an additional $932,500 through the sale of additional shares of Series B Preferred Convertible Stock. The proceeds were received through December 31, 2005 by the Company. The Series B Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 7% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 3.1 million shares of common stock at a price of $.80 per share.

The Company paid $84,250 and issued 84,250 long-term warrants to Kenny Securities. The Company issued 217,500 long-term warrants to The Shemano Group. Both companies acted as selling agents in the Series B Preferred Stock offering.

One investor, Robert L. Devereux, subsequently became a Company director. Mr. Devereux and Dr. Marc J. Mallis, an existing Company director, purchased $100,000 and $35,000, respectively, of Series B Preferred Stock and long-term warrants in the offering.

Shares of the convertible preferred stock are mandatorily redeemable at the end of two years from the date of issuance. There are also certain triggering events that are outside of the Company’s control that could cause an earlier redemption.

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at March 31, 2006.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the three months ended March 31, 2006 the fair value adjustment resulted in a loss of $37,700.

The beneficial conversion feature relating to the preferred stock, is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the three months ended March 31, 2006 the fair value adjustment resulted in a loss of $89,026.

Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $2,127,893 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $560,394 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006. Additionally the redemption value of the preferred stock of $1,567,500 is accreted to dividends over the redemption period of two years, which resulted in dividends of $195,937 for the three months ended March 31, 2006.

The Company is required to make quarterly dividend payments of 7% on the $1,567,500 that it raised from the sale of 7% Series B convertible preferred stock. The initial dividend payment was due on March 1, 2006 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the three months ended March 31, 2006 were $17,068. At March 31, 2006 the Company accrued dividends amounting to $9,144.

In connection with the private placement, the Company incurred cash commissions of $84,250 and issued 301,750 warrants to the selling agents. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants amounted to $134,975 and are reflected as private placement expense and recorded as additional paid-in capital in the condensed consolidated financial statements. The cash payment of $84,250 is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

(B) Series A Convertible Preferred Stock

The Company accounted for the Series A convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at March 31, 2006.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the three months ended March 31, 2006 the fair value adjustment resulted in a loss of $873,300. The short term warrants are recorded at fair value, as determined by an independent valuation services firm, and are revalued each reporting period with the change in fair value recorded as other income (expense). For the three months ended March 31, 2006 the fair value adjustment resulted in a gain of $318,327.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the three months ended March 31, 2006 the fair value adjustment resulted in a gain of $175,530.

NOTE 6	COMMON STOCK

In March, 2006, pursuant to the Securities Purchase Agreement, dated April 12, 2005 for the sale of 6% Series A convertible preferred stock, the Company issued 86,869 shares of common stock as payment of dividends valued at $32,625.

In March, 2006, pursuant to the Securities Purchase Agreement, dated January 4, 2006 for the sale of 7% Series A convertible preferred stock, the Company issued 45,447 shares of common stock as payment of dividends valued at $17,068.

Also, see Note 3 for the issuance of 105,000 shares of common stock issued to non-employee directors.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 7	COMMITMENTS AND CONTINGENCIES

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

Liquidated Damages

The Company’s registration rights agreements applicable to the Company’s Series A and Series B preferred stock require the Company to pay liquidated damages, and potentially trigger early premium redemption rights, if the Company do not timely file required registration statements, or if the Company do not keep them continuously effective for the required amount of time. The Company’s registration statement filings applicable to the Series A and Series B preferred stock registration statements are currently not effective. After filing of the current Form 10-QSB, the Company plan on promptly completing and filing any amendments necessary in order to bring the Company’s registration statements into an effective status. Liquidated damages pertaining to the non effectiveness of the registration statements amounted to $107,700 and have been accrued in the accompanying condensed consolidated financial statements. No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

NOTE 8	MARKETING AGREEMENT

On August 8, 2005, the Company entered into a six month agreement with a marketing company. The marketing company provides business advisory and various other investment and marketing

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

services to the Company. The Company pays a monthly retainer fee of $7,000. In addition, the Company issued warrants for the purchase of 80,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable one year from the date of this agreement. The warrants were valued using the Black-Scholes pricing model and resulted in a fair value of $46,723. For the three ended March 31, 2006, the Company recognized $11,681 in consulting expense. There is no remaining unamortized balance as of March 31, 2006.

NOTE 9	SUBSEQUENT EVENTS

Exercise of Short Term Warrants

In April 2006, in conjunction with the Securities Purchase Agreement, dated April 12, 2005, for the sale of 6% Series A convertible preferred stock, the Company received $2,055,000 for the exercise of the short term warrants.

Conversion of Preferred Stock

In May 2006, in conjunction with the Securities Purchase Agreement, dated April 12, 2005, for the sale of 6% Series A convertible preferred stock, the Company issued 500,000 shares of common stock to one of its investors as a partial conversion of their convertible preferred shares.

Stock Option Plan

In April 2006, the Board approved a modification to the Company’s 2003 Stock Option Plan. The plan was never submitted to the Company’s shareholders for approval within the required time period causing the options already granted to be rescinded. The terms of the modified plan are substantially the same as the terms of the original plan; however the modified plan includes an individual grant limitation and there is no stated time period for shareholders approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (“2005 Annual Report”).

Cautionary Note Regarding Forward-Looking Statements and Future Prospects

Certain statements made in this Quarterly Report on Form 10-QSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-QSB and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K, and 10-KSB.

Examples of forward looking statements in this Quarterly Report on Form 10-QSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

In this Quarterly Report on Form 10-QSB, “Company,” “the Company,” “us,” “our” and “DDS” refer to DDS Technologies USA, Inc., a Nevada corporation and its subsidiary, unless the context requires otherwise.

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

The Company believes the following are among the most critical accounting policies that impact our consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets during the year ended December 31, 2005.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a loss from the fair value adjustment to the embedded derivatives of $506,169 for the three months ended March 31, 2006.

Results of Operations

From July 17, 2002 (inception) through March 31, 2006, the Company has incurred an accumulated deficit of $20,115,369.

To date, the Company has yet to achieve revenues from operations. During the three months ended March 31, 2006 and 2005, the Company incurred operating expenses of $732,920 and $628,865, respectively. The increase in operating expenses is primarily due to recording a charge for potential liquidated damages pursuant registration rights agreement. This is partially offset by decrease in professional fees. Private placement expenses of $779,619 primarily represent the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the funds raised in the private placement completed during this quarter. During this quarter the Company also recognized a loss of $506,169 as a result of revaluing the embedded derivatives as of March 31, 2006 related to the sale of the series A and Series B convertible preferred stock.

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

Our registration rights agreements applicable to our Series A and Series B preferred stock require us to pay liquidated damages, and potentially trigger early premium redemption rights, if we do not timely file required registration statements, or if we do not keep them continuously effective for the required amount of time. Liquidated damages pertaining to the non effectiveness of the registration statements have been accrued in the accompanying condensed consolidated financial statements (See Note 7 in the accompanying condensed consolidated financial statements). No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

Liquidity and Capital Resources

To date, we have funded our losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On January 4, 2006 we completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,483,250. Our cash balance at March 31, 2006 was $716,846. In April 2006, we received $2,055,000 from the exercise of short term warrants issued in connection with the Series A Convertible preferred stock in April 2005. Based on this balance we believe that we will be able to fund our operations into the following year. The Company is currently not seeking to raise additional funds through another private placement. Without demonstrating commercial feasibility, securing customers or both, we do not believe that we will be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven.

In connection with the most recent private placement, the Company is required to make a 7% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions” in March the Company issued shares of common stock in partial settlement of dividends payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the reporting period (March 31, 2006). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 7% Series B Convertible Preferred Stock. The Company issued 1,567.5 shares of Series B Convertible Preferred Stock for a purchase price of $1,567,500 ($1,483,250 net of commissions) and the Company may raise up to an additional $932,500 through the sale of additional shares of Series B Preferred Convertible Stock. The proceeds were received through December 31, 2005 by the Company. The Series B Preferred Stock is initially convertible into approximately 3.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 7% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 3.1 million shares of common stock at a price of $.80 per share.

The Company paid $84,250 and issued 84,250 long-term warrants to Kenny Securities. The Company issued 217,500 long-term warrants to The Shemano Group. Both companies acted as selling agents in the Series B Preferred Stock offering.

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

DDS has received proceeds totaling $2,055,000 from the exercise of almost 95% of the short term warrants (“Short Term Warrants”) issued by DDS a year ago in connection with its private placement of Series A convertible preferred stock (the “Series A Preferred Stock”).

During the first quarter of 2006, the Company issued 132,316 shares of common stock as dividend payment due pursuant to the April 12, 2005 sale of 6% Series A Convertible Preferred Stock and dividend payment due pursuant to the January 4, 2006 sale of 7% Series B Convertible Preferred Stock.

During the first quarter of 2006, the Company also issued 105,000 shares of common stock as partial compensation for three non-employee Board members as approved by the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2006.

DDS TECHNOLOGIES USA, INC

/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Fasciglione
Joseph Fasciglione
Chief Financial Officer
(Principal Accounting Officer)