Form 10QSB
period 2006-06-30
DDS TECHNOLOGIES USA INC
filed 2006-08-14
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006: 20,878,960 shares of common stock outstanding, $0.0001 par value per share.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	PART I – FINANCIAL INFORMATION, ITEM 1 – FINANCIAL STATEMENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED).

PAGES	3-7	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED).

PAGE	8	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED).

PAGES	9-21	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED).

PAGES	22-26	ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	26	ITEM 3 - CONTROLS AND PROCEDURES

PAGES	26-27	PART II OTHER INFORMATION

PAGE	26	ITEM 1 – LEGAL PROCEEDINGS

PAGE	27	ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PAGE	28	ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PAGE	28	ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

PAGE	29	SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL INFORMATION

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$2,056,900	$1,365,798
Inventories, net	140,026	361,083
Prepaid expenses	138,586	410,003
Deferred compensation	105,000	—

Total Current Assets	2,440,512	2,136,884

FIXED ASSETS, NET	29,037	16,388
PATENT	4,935,000	4,935,000
OTHER ASSETS	11,527	10,327

TOTAL ASSETS	$7,416,076	$7,098,599

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$861,258	$538,954
Accrued professional fees	60,000	77,000
Notes payable – related parties	77,500	77,500
Preferred stock to be issued	—	1,567,500
Embedded derivatives at fair value	12,785,427	3,075,026

Total Current Liabilities	13,784,185	5,335,980

COMMITMENTS AND CONTINGENCIES

6% CONVERTIBLE PREFERRED STOCK, net of discount of $642,186 and $1,404,686, respectively (Series A)	1,163,022	770,314

6% CONVERTIBLE PREFERRED STOCK, net of discount of $1,926,562 at June 30, 2006 (Series A1)	128,438	—

7% CONVERTIBLE PREFERRED STOCK, net of discount of $1,175,624 at June 30, 2006 (Series B)	391,876	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 3,492.5 shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 20,688,960 and 19,864,202 shares issued and outstanding, respectively	2,069	1,986
Additional paid-in capital	19,444,492	18,579,269
Deferred compensation expense	(25,112)	(11,681)
Deficit accumulated during development stage	(27,472,894)	(17,577,269)

Total Stockholders’ (Deficiency) Equity	(8,051,445)	992,305

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$7,416,076	$7,098,599

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period From July 17, 2002 (Inception) Through June 30, 2006
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Professional fees	275,182	346,506	505,557	648,595	8,417,836
General and administrative	425,796	236,738	702,467	392,887	3,031,163
Salaries and related taxes	178,107	129,579	296,327	263,611	1,658,681
Research and development	417,609	69,627	525,263	91,678	975,069
Litigation settlement expense	—	—	—	—	226,000
Merger costs	—	—	—	—	200,000
Machinery impairment	—	—	—	—	2,602,775
Parts inventory write-down	—	—	—	—	430,190

Total Expenses	1,296,694	782,450	2,029,614	1,396,771	17,541,714

INTEREST INCOME	21,393	4,208	28,649	4,871	47,217
GAIN (LOSS) ON FAIR VALUE ADJUSTMENT TO EMBEDDED DERIVATIVES	(5,333,806)	2,653,889	(5,839,975)	2,653,889	(5,206,816)

PRIVATE PLACEMENT EXPENSES	(97,533)	(1,852,332)	(877,152)	(1,852,332)	(2,729,484)

NET INCOME (LOSS)	$(6,706,640)	$23,315	$(8,718,092)	$(590,343)	$(25,430,797)

Convertible preferred stock dividends	(650,886)	(255,201)	(1,177,535)	(255,201)

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,357,526)	$(231,886)	$(9,895,627)	$(845,544)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.36)	$(0.01)	$(0.49)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	20,447,058	19,235,542	20,215,016	19,235,542

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006

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

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH JUNE 30, 2006

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for directors fees in January 2006	105,000	11	43,039	—	(43,050)	—	—	—	—
Stock options issued to employees	—	—	27,300	—	—	—	—	—	27,300
Amortization of deferred consulting expenses in 2006	—	—	—	—	11,681	—	—	—	11,681
Amortization of deferred compensation expense for board of directors in 2006	—	—	57,072	—	17,938	—	—	—	75,010
Amortization of deferred compensation expense for employees in 2006	—	—	28,814	—	—	—	—	—	28,814
Warrants issued for convertible preferred stock financing	—	—	134,975	—	—	—	—	—	134,975
Stock issued for dividends on convertible preferred stock in March and June 2006	219,758	22	114,865	—	—	—	—	—	114,887
Accretion reversal for partial conversion of preferred stock	—	—	119,792	—	—	—	—	—	119,792
Accretion of preferred stock to dividends	—	—	—	—	—	—	—	(1,043,230)	(1,043,230)
Common stock issued for preferred stock conversion in May 2006	500,000	50	339,366	—	—	—	—	—	339,416
Dividends on preferred stock	—	—	—	—	—	—	—	(134,303)	(134,303)
Net loss, six months ended June 30, 2006	—	—	—	—	—	—	—	(8,718,092)	(8,718,092)

BALANCE, June 30, 2006 (UNAUDITED)	20,688,960	$2,069	$19,444,492	$—	$(25,112)	$—	$—	$(27,472,894)	$(8,051,445)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period From July 17, 2002 (Inception) Through June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,718,092)	$(590,343)	$(25,430,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,013	2,752	19,499
Machinery and deposits impairment	—	—	2,602,775
Parts inventory write-down	—	—	430,190
Amortization of deferred compensation expense	115,505	72,879	3,227,587
Settlement on legal payable	—	—	(350,000)
Forgiveness of interest receivable	—	—	3,074
Common stock issued for legal settlement	—	—	176,000
Common stock issued for services	—	—	465,000
Stock options issued for services	27,300	—	27,300
Warrants issued for services	134,975	101,646	236,621
Gain (loss) on fair value adjustment to embedded derivatives	5,839,975	(2,653,890)	5,206,816
Valuation of embedded derivatives in excess of gross proceeds included in private placement expenses	2,144,425	1,533,185	3,677,610
Changes in operating assets and liabilities:
Inventory	221,057	—	221,057
Prepaid expenses and other assets	165,217	161,409	(250,136)
Accrued professional fees	(17,000)	(17,009)	484,500
Accounts payable and accrued expenses	(1,264,615)	(114,754)	908,465

Net Cash Used In Operating Activities	(1,347,240)	(1,504,124)	(8,344,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—	—	(4,011,976)
Refund of deposit on purchase of machinery	—	—	741,000
Purchases of fixed assets	(16,658)	390	(176,581)
Acquisition of license/patent	—	—	(700,000)
Note receivable and accrued interest –related party	—	—	(238,074)

Net Cash (Used In) Provided by Investing Activities	(16,658)	390	(4,385,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—	—	10,556,970
Sale of convertible preferred stock	2,055,000	2,175,000	4,230,000

Net Cash Provided By Financing Activities	2,055,000	2,175,000	14,786,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	691,102	(671,266)	2,056,900

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,365,798	442,762	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,056,900	$1,114,028	$2,056,900

NON CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of convertible preferred stock	$923,438	$226,563	$1,693,752

Dividends payable on convertible preferred stock	$19,419	$28,638	$30,294

Common stock issued for dividends on convertible preferred stock	$114,887	$—	$198,262

Common stock issued for conversion of preferred stock	$339,416	$—	$339,416

Preferred stock to be issued at Dec. 31, 2005 was issued in 2006 as Series B, 7% convertible preferred stock	$1,567,500	$—	$1,567,500

Common stock issued for license valued at $1.00 per share	$—	$—	$4,000,000

Warrants issued for deferred consulting services	$—	$—	$1,509,519

Common stock issued for deferred consulting expenses	$—	$—	$1,308,250

Common stock issued for accrued consulting expenses	$—	$—	$74,500

Options issued for deferred consulting services	$—	$—	$99,636

Common stock issued to consultant to settle contract dispute	$—	$—	$60,000

Deposits transferred into fixed assets and inventory	$—	$—	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—	$—	$235,000

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE 1 BACKGROUND

DDS Technologies USA, Inc. and subsidiary (collectively, the “Company”) is a development stage company with no revenues since its inception on July 17, 2002. The Company has obtained the patent rights on a world wide basis for a dry disaggregation and micronization system that converts certain waste into value added products for further processing or resale.

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at June 30, 2006 and December 31, 2005, approximate their fair value because of their relatively short-term nature.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

(D) Derivatives

The Company accounts for its long term warrants and the conversion feature of the convertible preferred stock issued in private placements with the 6% and 7% convertible preferred stock as derivatives under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 150-1, Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FSP No. 150-5, Issuer’s Accounting under SFAS No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

The long term warrants and the conversion feature of the convertible preferred stock are treated as a liability in the accompanying condensed consolidated balance sheets at June 30, 2006 and December 31, 2005 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income (expense) in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company recorded other expense relating to the fair value adjustment of $5,333,806 and $5,839,975 respectively. Also see Note 5.

(E) Research and Development

Research and development consists of consulting fees incurred in the development of the Company’s technology and are expensed as incurred.

For the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, the Company incurred research and development expenses of $417,609, $525,263, $69,627, $91,678 and $975,061 respectively.

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

JUNE 30, 2006

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

(H) Interim Consolidated Financial Statements

The condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(I) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2003 Stock Option Plan (“Option Plan”) and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is not necessary commensurate with the vesting term. For the three and six months ended June 30, 2006, the Company recorded $81,831 and $110,998 respectively of share-based compensation expense, net of estimated forfeitures, as a result of our adoption of SFAS 123(R).

Prior to January 1, 2006, the Company accounted for all stock option agreements in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended by SFAS 148, the Company provided pro forma net income for each period as if the Company had applied the fair value method to measure share-based compensation expense.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and six months ended June 30, 2006, the Company did not record any excess tax benefit generated from stock option exercises since the Company are in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the six months ended June 30, 2006.

	As Reported	Under APB No. 25
Net loss	$8,718,092	$8,607,094

Net cash used in operating activities (1)	$3,402,240	$3,402,240
Net cash provided by financing activities (1)	$3,622,500	$3,622,500

(1)	For the six months ended June 30, 2006, the Company did not record any excess tax benefit generated from stock option exercises since the Company is in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option pricing model under SFAS 123(R), which is the same valuation technique the Company previously used for pro forma disclosures under SFAS 123 with the following weighted average assumption; no dividend yield for all years; expected volatility from 142% to 158%; risk-free interest rate at 3% and an expected life of 10 years.

SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, the Company measured those liability instruments at their intrinsic value determined as of their grant date. There is no transition impact of adopting SFAS No. 123(R) attributed to measuring such liability instruments at fair value.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

data. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributed to accruing for expected forfeitures on outstanding share-based awards, totaled $1,759,768

For the three and six months ended June 30, 2006 and 2005 the weighted average grant date fair value of options granted was $1.26, $1,10, $0.81 and $0.81 per share, respectively net of estimated option forfeitures.

As of June 30, 2006, there was a total of $875,021 of unrecognized compensation cost related to stock option grants.

(J) Reclassifications

Certain amounts from prior periods have been reclassified to conform to current period’s presentation.

NOTE 3 RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, the Company incurred consulting expenses of $90,259, $127,759, $45,000, $90,000 and $1,234,259 respectively, from stockholders of the Company.

In connection with the consulting fees provided by a stockholder of the Company, the Company amended and restated his consulting agreement on March 8, 2006. Pursuant to this amendment, from March through December 2006, at the Company’s election, he will be compensated either (1) at $15,000 per month or (2) at $7,500 per month plus 15,000 shares of unregistered restricted common stock and long term warrants for an additional 15,000 shares of unregistered common stock of the Company. The long term warrants are identical to the Series B convertible preferred stock warrants which expire at the end of five years and are exercisable at $.80 per share. The payment terms are to be renegotiated prior to January 2007.

In January 2006, the Board of Directors approved a new compensation arrangement for the independent non-employee directors. Only non-employee directors are compensated for their director services. Each non-employee director receives 35,000 shares of the Company’s common stock and $25,000 (plus an additional $10,000 for the chairman of the board or chairman of any board committee) worth of stock options to purchase the Company’s common stock upon each year that they are elected to the board or anniversary of such appointment. The value of a single stock option is equal to the fair market value of a share of the Company’s common stock on the date of grant. The options have a term of ten years and vest immediately.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

For the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, the Company incurred fees to members of the Board of Directors of $13,000, $25,000, $41,750, $83,500 and $188,583, respectively.

For the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, the Company incurred in share-based compensation to members of the Board of Directors of $38,668, $61,344, $0, $0, and $61,344, respectively.

For the three and six months ended June 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through June 30, 2006, the Company incurred in share-based compensation to employees of $56,114, $69,780, $0, $0, and $69,780, respectively

For the fees payable as of December 31, 2005, which amounted to $77,500, the Company entered into subordinated promissory notes on January 6, 2006. The promissory notes are subordinated to all other obligations of the Company and will become payable only when the Company becomes cash flow positive. The notes accrue interest at prime rate.

NOTE 4 STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,600,000	$3.93
Granted	1,191,706	$1.10
Forfeited	1,400,000	$4.20

Outstanding at June 30, 2006	2,391,706	$2.53

Options exercisable at June 30, 2006	2,191,706	$2.66

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through June 30, 2006	$2.53

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The following table summarizes information about the stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$3.40	100,000	8.00	$3.40	100,000	$3.40
$3.96	50,000	7.75	$3.96	50,000	$3.96
$5.00	600,000	6.87	$5.00	600,000	$5.00
$8.00	50,000	7.33	$8.00	50,000	$8.00
$1.00	400,000	8.75	$1.00	200,000	$1.00
$1.39	750,000	9.87	$1.39	750,000	$1.39
$1.00	50,000	10.00	$1.00	50,000	$1.00
$0.75	160,000	10.00	$0.75	160,000	$0.75
$0.41	231,706	9.58	$0.41	231,706	$0.41

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

JUNE 30, 2006

(UNAUDITED)

Shares of the convertible preferred stock are mandatorily redeemable at the end of two years from the date of issuance. There are also certain triggering events that are outside of the Company’s control that could cause an earlier redemption.

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at June 30, 2006.

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $826,465.

The beneficial conversion feature relating to the preferred stock, is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $856,793.

Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $2,127,893 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $560,394 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2006. Additionally the redemption value of the preferred stock of $1,567,500 is accreted to dividends over the redemption period of two years, which resulted in dividends of $391,875 for the six months ended June 30, 2006.

The Company is required to make quarterly dividend payments of 7% on the $1,567,500 that it raised from the sale of 7% Series B convertible preferred stock. The initial dividend payment was due on March 1, 2006 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the six months ended June 30, 2006 were $44,499. At June 30, 2006 the Company accrued dividends amounting to $9,144.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

In connection with the private placement, the Company incurred cash commissions of $84,250 and issued 301,750 warrants to the selling agents. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants is reflected as private placement expense and recorded as additional paid-in capital in the condensed consolidated financial statements. The cash payment of $84,250 is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

(B) Series A Convertible Preferred Stock

The Company accounted for the Series A convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at June 30, 2006.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black- Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $2,122,942. In April, 2006, prior to the expiration of the short term warrants, a majority of the short term warrants were exercised pursuant to the terms of the agreement. See (C) below for exercise of short term warrants. The unexercised warrants expired on April 12, 2006. The short term warrants were recorded at fair value, as determined by an independent valuation services firm, and were revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $1,327,379.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $1,435,995.

In May 2006, pursuant to the Securities Purchase Agreement dated April 12, 2005, one of the investors exercised a partial conversion of their convertible preferred stock. 250 shares of the

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

convertible preferred stock, with a stated value of $1,000 per share, were converted into 500,000 shares of common stock at a conversion price of $0.50 per share, as per the terms of the agreement. In recording this transaction, the conversion feature of the associated convertible preferred stock was re valued as of the conversion date resulting in a valuation adjustment of $328,999 to the related embedded derivatives and a valuation adjustment of $10,417 to the convertible preferred stock. Additionally an adjustment of $119,792 was recorded to convertible stock to reflect the reversal of prior period accretions.

(C) Series A-1 Convertible Preferred Stock

Pursuant to the exercise of the Short Term Warrants from the Series A Convertible Preferred Stock Securities Purchase Agreement dated April 12, 2005, on May 17, 2006 the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 6% Series A-1 Convertible Preferred Stock. The Company issued 2,055 shares of Series A-1 Convertible Preferred Stock for a purchase price of $2,055,000 ($1,999,000 net of commissions). The Series A-1 Preferred Stock is convertible into approximately 4.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 4.1 million shares of common stock at a price of $.50 per share.

The Company paid $26,000 to Kenny Securities. The Company paid $30,000 to Empire Financial Group. Both companies acted as selling agents in the Series A-1 Preferred Stock offering.

Shares of the convertible preferred stock are mandatorily redeemable at the end of two years from the date of issuance. There are also certain triggering events that are outside of the Company’s control that could cause an earlier redemption.

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at June 30, 2006.

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $145,432.

The beneficial conversion feature relating to the preferred stock, is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the six months ended June 30, 2006 the fair value adjustment resulted in a loss of $337,744.

Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $3,080,584 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $1,025,584 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2006. Additionally the redemption value of the preferred stock of $2,055,000 is accreted to dividends over the redemption period of two years, which resulted in dividends of $128,437 for the six months ended June 30, 2006.

The Company is required to make quarterly dividend payments of 6% on the $2,055,000 that it raised from the sale of 6% Series A-1 convertible preferred stock. The initial dividend payment was due on June 1, 2006 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the six months ended June 30, 2006 were $5,138. At June 30, 2006 the Company accrued dividends amounting to $10,275.

In connection with the private placement, the Company incurred cash commissions of $56,000 to the selling agents. The cash payment is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006.

One of the original holders of Short Term Warrants exercised half of its Short Term Warrants and assigned the other half to certain other persons, including Robert L. Devereux who is a director of the Company and Kenny Securities Corp. The Company paid $25,000 to the original holder and the transferees collectively also paid $25,000 to the original holder in consideration for the transfer.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

In June 2006, pursuant to the Securities Purchase Agreement, dated April 12, 2005 for the sale of 6% Series A convertible preferred stock, the Company issued 42,992 shares of common stock as payment of dividends valued at $32,625.

In June, 2006, pursuant to the Securities Purchase Agreement, dated January 4, 2006 for the sale of 7% Series B convertible preferred stock, the Company issued 37,438 shares of common stock as payment of dividends valued at $27,431.

In June 2006, pursuant to the Securities Purchase Agreement, dated May 17, 2006 for the sale of 6% Series A-1 convertible preferred stock, the Company issued 7,012 shares of common stock as payment of dividends valued at $5,138.

In May 2006, in conjunction with the Securities Purchase Agreement, dated April 12, 2005, for the sale of 6% Series A convertible preferred stock, the Company issued 500,000 shares of common stock to one of its investors as a partial conversion of their convertible preferred shares. See Note 5(B).

NOTE 7 COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a lawsuit whereby the plaintiff contends that it is entitled to a commission for allegedly procuring financing for a transaction. The Company filed an Answer and Affirmative Defenses. The plaintiff seeks damages totaling $175,584, plus interest from December 31, 2002. The Company believes the suit is without merit and is vigorously defending its position. The case is scheduled for jury trial in October 2006. In the opinion of management, this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On January 19, 2006 the Company was served with a third party summons in the Circuit Court of Palm Beach County, Florida by a plaintiff who is a defendant in a dispute over a share transaction. The Company filed a motion to dismiss on February 8, 2006. The Company believes that the complaint is without merit and is vigorously defending its position. In the opinion of management this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Liquidated Damages

The Company’s registration rights agreements applicable to the Company’s Series A and Series B preferred stock require the Company to pay liquidated damages, and potentially trigger early premium redemption rights, if the Company does not timely file required registration statements, or if the Company does not keep them continuously effective for the required amount of time. The Company’s registration statement filings applicable to the Series A and Series B preferred stock registration statements were not effective timely. The filings became effective in July, 2006. Liquidated damages pertaining to the non effectiveness of the registration statements amounted to $343,766 and have been accrued in the accompanying condensed consolidated financial statements. No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

NOTE 8 COMPANY STOCK OPTION PLAN

In April 2006, the Board approved a modification to the Company’s 2003 Stock Option Plan. The plan had never been submitted to the Company’s shareholders for approval within the required time period causing the options already granted to be rescinded. The terms of the modified plan are substantially the same as the terms of the original plan; however the modified plan includes an individual grant limitation and there is no stated time period for shareholders approval. The plan has been subsequently approved at the June 2006 shareholders meeting.

NOTE 9 TERMINATION OF AGREEMENT

In June 2006, the Company and Sulfur Solutions, Inc. and Knoll Ventures, Inc. terminated the Exclusive License Agreement dated February 18, 2005 relating to sulfur and sulfur derivative materials and the Exclusive License Agreement dated June 30, 2005 relating to metals and other materials from mining and or tailings. The DDS Machine that was shipped in October 2005 to Sulfur Solutions has been returned to the Company and is being deployed for ongoing technology development work in the R&D facility in Georgia.

NOTE 10 SUBSEQUENT EVENTS

In July 2006, the Company received two requests of partial conversions from two of its investors totaling 75 shares of convertible preferred stock with a stated value of $1,000 per share at a conversion price of $0.50 per share resulting in the issuance of 150,000 shares of common stock.

In July 2006, pursuant to the Board of Directors compensation arrangement and the re-appointment of the directors at the annual meeting, the Company issued a total 140,000 shares of common stock to the four independent non-employee directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (“2005 Annual Report”).

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

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on the Company’s management beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-QSB and may be detailed from time to time in other reports the Company files with the Securities and Exchange Commission, including on Forms 8-K, and 10-KSB.

Examples of forward looking statements in this Quarterly Report on Form 10-QSB include, but are not limited to, the Company’s expectations regarding the Company’s ability to generate operating cash flows and to fund the Company’s working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the Company’s products, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although the Company believes that the estimates and projections reflected in the forward-looking statements are reasonable, the Company’s expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;

•	the availability of additional capital to finance the Company’s development;

•	the Company’s dependence on management and need to recruit additional personnel;

•	the limited trading market for the Company’s Common Stock;

•	advances by the Company’s competitors;

•	agricultural risks of certain of the Company’s customers;

•	foreign market risks; and

•	other risks, including those described in “Risk Factors” in the Company’s other Securities and Exchange Commission filings.

The Company operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can the Company assess the impact of all of those risks on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The Company believes these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, the Company expressly disclaims any obligation or undertaking to update publicly any of them in light of new information or future events.

In this Quarterly Report on Form 10-QSB, “Company,” “the Company,” “us,” “our” and “DDS” refer to DDS Technologies USA, Inc., a Nevada corporation and its subsidiary, unless the context requires otherwise.

Background

The Company is currently a development stage company with no revenues to date. The Company holds a patent for a dry disaggregation technology, which dry separates agricultural products and sorts them according to various properties. The technology may have applications across numerous industries. The Company intends to fully commercialize its technology. The technology is expected to produce, as a final product, either highly micronized particles, based on customers requirements or various fractions of separated materials.

The Company commenced business in July 2002 when its founders formed DDS Holdings, Inc. to acquire rights to, and commercialize, a patented dry disaggregation system technology in North, South and Central America, the Caribbean (excluding Cuba) and Africa. The founders and initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse merger on November 14, 2002. Black Diamond Industries, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. Thereafter (in December 2002), Black Diamond Industries, Inc. reincorporated in Delaware and changed its name to DDS Technologies USA, Inc. (“DDS Delaware”). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation. Thereafter (in May 2003), Fishtheworld Holdings, Inc. effected a reincorporation merger in the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. (“DDS Nevada”). Fishtheworld Holdings, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. On October 17, 2005, the Company merged DDS Delaware into us and DDS Holdings became a direct wholly-owned subsidiary of ours. The Company has never been subject to any bankruptcy, receivership or similar proceedings.

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

The Company believes the following are among the most critical accounting policies that impact our condensed consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets during the year ended December 31, 2005.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a loss from the fair value adjustment to the embedded derivatives of $5,839,975 for the six months ended June 30, 2006.

Results of Operations

From July 17, 2002 (inception) through June 30, 2006, the Company has incurred an accumulated deficit of $27,472,894.

To date, the Company has yet to achieve revenues from operations. During the six months ended June 30, 2006 and 2005, the Company incurred operating expenses of $2,029,614 and $1,396,771, respectively. The increase in operating expenses is primarily due to; a) establishment of an R&D facility including the cost associated with the reclassification of a DDS machine for developmental purposes, b) recording of charges for potential liquidated damages pursuant registration rights agreement and c) decrease in professional fees. Private placement expenses of $877,152 primarily represent the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the funds raised in the private placement completed during this period. During the six months ended June 30, 2006 the Company also recognized a loss of $5,839,975 as a result of revaluing the embedded derivatives as of June 30, 2006 related to the sale of the series A, Series B and Series A1 convertible preferred stock.

During the three months ended June 30, 2006 and 2005, the Company incurred operating expenses of $1,296,694 and $782,450, respectively. The increase in operating expenses is primarily due to; a) establishment of an R&D facility including the cost associated with the reclassification of a DDS machine for developmental purposes, b) recording of charges for potential liquidated damages pursuant registration rights agreement, c) increase in salaries and d) decrease in professional fees. Private placement expenses of $97,533 primarily represent the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the exercise of short term warrants completed during this quarter. During this quarter the Company also recognized a loss of $5,333,806 as a result of revaluing the embedded derivatives as of June 30, 2006 related to the sale of the series A, Series B and Series A1 convertible preferred stock.

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

Our registration rights agreements applicable to our Series A, Series B and Series A1 preferred stock require us to pay liquidated damages, and potentially trigger early premium redemption rights, if the Company does not timely file required registration statements, or if the Company does not keep them continuously effective for the required amount of time. Liquidated damages pertaining to the non effectiveness of the registration statements have been accrued in the accompanying condensed consolidated financial statements (See Note 7 in the accompanying condensed consolidated financial statements). No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

Liquidity and Capital Resources

To date, the Company has funded its losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On May 17, 2006 the Company completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,999,000. This sale was the result of the exercise of the majority of the short term warrants that were issued in connection with the Series A convertible preferred stock in April 2005. Our cash balance at June 30, 2006 was $2,056,900. Based on this balance the Company believes that it will be able to fund our operations into the following year. The Company is currently not seeking to raise additional funds through another private placement. Without demonstrating commercial feasibility, securing customers or both, the Company does not believe that it will be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven.

In connection with this most recent private placement, the Company is required to make a 6% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions” in June the Company issued shares of common stock in partial settlement of dividends payable.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the reporting period (June 30, 2006). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Pursuant to SEC Release No. 34-52492, the Company is not required to comply with the provisions of Exchange Act Rule 13a-15(d) until the Company files its Form 10-QSB for the first quarter of 2008; accordingly, there could have been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the prior fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed a motion to dismiss on February 8, 2006. The Company believes that the complaint is without merit and is vigorously defending its position. In the opinion of management this suit will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Company, as a result of the exercise of short term warrants with certain accredited investors for the sale of 6% Series A1 Convertible Preferred Stock, issued 2,055 shares of Series A1 Convertible Preferred Stock for a purchase price of $2,055,000 ($1,999,000 net of commissions). The Series A1 Preferred Stock is convertible into approximately 4.1 million shares of the Company’s common stock at a conversion rate of $.50 per share and has a 6% annual dividend rate payable quarterly in arrears in cash or, subject to standard equity conditions, in common stock, at the Company’s option.

Each investor also received a long-term warrant exercisable for a period of five years to acquire shares of common stock. The long term warrants in the aggregate are exercisable for approximately 1.7 million shares of common stock at a price of $.50 per share.

The Company paid $26,000 to Kenny Securities and $30,000 to Empire Financial Group. Both companies acted as selling agents in the Series A1 Preferred Stock offering.

The shares of Series A1 Preferred Stock and long-term warrants were issued in the offering in reliance upon the exemption from registration contained in Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company determined that this exemption was available because of the nature of the investors. In making this determination the Company relied in part upon representations made by each investor.

During the second quarter of 2006, the Company issued 87,442 shares of common stock as dividend payment due pursuant to the; a) April 12, 2005 sale of 6% Series A Convertible Preferred Stock, b) January 4, 2006 sale of 7% Series B Convertible Preferred Stock and c) May 17, 2006 sale of 6% Series A1 Convertible Preferred Stock.

During the second quarter of 2006, the Company issued 500,000 shares of common stock as partial conversion associated with the Series A convertible preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 23, 2006. At the Annual Meeting, stockholders voted on and approved two matters: a proposal to reelect Sterling L. Sterling, Robert L. Devereux, Marc J. Mallis, M.D., and Dennis Duitch as directors and to elect Craig L. Farlie as director and a proposal to approve the DDS Stock Option Plan. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.	Election of Directors:

	Spencer L. Sterling	For: 12,830,327	Withhold: 82,760
	Robert L. Devereux	For: 12,861,127	Withhold: 51,960
	Marc J. Mallis, M.D.	For: 12,861,827	Withhold: 51,260
	Dennis Duitch	For: 12,860,577	Withhold: 52,510
	Craig L. Farlie	For: 12,861,827	Withhold: 51,260

2.	Approve the DDS Stock Option Plan

	For:	3,653,558
	Against:	167,945
	Abstain:	21,795

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2006.

Date: August 14, 2006	By:	/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Joseph N. Fasciglione
Joseph N. Fasciglione
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