Form 10QSB
period 2006-09-30
DDS TECHNOLOGIES USA INC
filed 2006-11-13
CIK 1099217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2006: 21,353,169 shares of common stock outstanding, $0.0001 par value per share.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	PART I – FINANCIAL INFORMATION, ITEM 1 – FINANCIAL STATEMENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED).

PAGES	3-7	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED).

PAGE	8	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED).

PAGES	9-22	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED).

PAGES	23-27	ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PAGE	27-28	ITEM 3 - CONTROLS AND PROCEDURES

PAGES	28	PART II OTHER INFORMATION

PAGE	28	ITEM 1 – LEGAL PROCEEDINGS

PAGE	28	ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PAGE	29	ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

PAGES	30	SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,354,277	$1,365,798
Inventories, net	124,972	361,083
Prepaid expenses	85,224	410,003

Total Current Assets	1,564,473	2,136,884

FIXED ASSETS, NET	40,137	16,388
PATENT	4,935,000	4,935,000
OTHER ASSETS	16,527	10,327

TOTAL ASSETS	$6,556,137	$7,098,599

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$617,620	$538,954
Accrued professional fees	60,000	77,000
Notes payable – related parties	81,569	77,500
Preferred stock to be issued	—	1,567,500
Embedded derivatives at fair value	3,723,075	3,075,026

Total Current Liabilities	4,482,264	5,335,980

COMMITMENTS AND CONTINGENCIES
6% CONVERTIBLE PREFERRED STOCK, net of discount of $521,353 and $1,404,686, respectively (Series A)	1,403,647	770,314

6% CONVERTIBLE PREFERRED STOCK, net of discount of $1,629,062 at September 30, 2006 (Series A1)	375,938	—

7% CONVERTIBLE PREFERRED STOCK, net of discount of $948,436 at September 30, 2006 (Series B)	569,064	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 3,492.5 shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 21,353,169 and 19,864,202 shares issued and outstanding, respectively	2,135	1,986
Additional paid-in capital	19,881,485	18,579,269
Deferred compensation expense	(93,099)	(11,681)
Deficit accumulated during development stage	(20,065,297)	(17,577,269)

Total Stockholders’ (Deficiency) Equity	(274,776)	992,305

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$6,556,137	$7,098,599

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine months Ended September 30, 2006	For the Nine months Ended September 30, 2005	For the Period From July 17, 2002 (Inception) Through September 30, 2006
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Professional fees	97,241	237,950	602,799	886,545	8,515,078
General and administrative	228,286	234,897	930,753	627,783	3,259,449
Salaries and related taxes	181,792	122,922	478,118	386,534	1,840,472
Research and development	301,120	46,766	826,382	138,444	1,276,188
Litigation settlement expense	30,425	226,000	30,425	226,000	256,425
Merger costs	—	—	—	—	200,000
Machinery impairment	—	—	—	—	2,602,775
Parts inventory write-down	—	—	—	—	430,190

Total Expenses	838,864	868,535	2,868,477	2,265,306	18,380,577
INTEREST INCOME	20,326	3,287	48,975	8,158	67,543
GAIN (LOSS) ON FAIR VALUE ADJUSTMENT TO EMBEDDED DERIVATIVES	8,998,370	(3,283,641)	3,158,395	(629,752)	3,791,554
PRIVATE PLACEMENT EXPENSES	—	—	877,152	1,852,332	2,729,484

NET INCOME (LOSS)	$8,179,832	$(4,148,889)	$(538,259)	$(4,739,232)	$(17,250,964)

Convertible preferred stock dividends	(772,234)	(304,863)	(1,949,769)	(560,064)

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$7,407,598	$(4,453,752)	$(2,488,028)	$(5,299,296)

NET INCOME (LOSS) PER SHARE – BASIC	$0.35	$(0.23)	$(0.12)	$(0.28)

NET INCOME (LOSS) PER SHARE – DILUTED	$0.26	$(0.23)	$(0.12)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	21,032,771	19,295,030	20,490,346	19,255,444
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	31,787,514	19,295,030	20,490,346	19,255,444

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM JULY 17, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2006

	Common Stock		Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation Expense	Note Receivable Related Party	Interest Receivable Related Party	Accumulated Deficit	Total
	Shares	Amount
Common stock issued for directors fees in January and June 2006	245,000	25	148,025	—	(148,050)	—	—	—	—

Stock options issued to employees	—	—	27,300	—	—	—	—	—	27,300

Amortization of deferred consulting expenses in 2006	—	—	—	—	11,681	—	—	—	11,681

Amortization of deferred compensation expense for board of directors in 2006	—	—	109,915	—	54,951	—	—	—	164,866

Amortization of deferred compensation expense for employees in 2006	—	—	72,776	—	—	—	—	—	72,776

Warrants issued for convertible preferred stock financing	—	—	134,975	—	—	—	—	—	134,975

Stock issued for dividends on convertible preferred stock in March June and September 2006	438,967	44	201,974	—	—	—	—	—	202,018

Accretion reversal for partial conversion of preferred stock	—	—	119,792	—	—	—	—	—	119,792

Accretion of preferred stock to dividends	—	—	—	—	—	—	—	(1,728,334)	(1,728,334)

Common stock issued for preferred stock conversions in 2006	700,000	70	423,119	—	—	—	—	—	423,189

Common stock issued for services to related party	105,000	10	64,340						64,350

Dividends on preferred stock	—	—	—	—	—	—	—	(221,435)	(221,435)

Net loss, nine months ended September 30, 2006	—	—	—	—	—	—	—	(538,259)	(538,259)

BALANCE, September 30, 2006 (UNAUDITED)	21,353,169	$2,135	$19,881,485	$—	$(93,099)	$—	$—	$(20,065,297)	$(274,776)

See accompanying notes to the condensed consolidated financial statements.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30, 2006	For the Nine months Ended September 30, 2005		For the Period From July 17, 2002 (Inception) Through September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(538,259)		$(4,739,232)	$(17,250,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,741		4,153	22,227
Machinery and deposits impairment	—		—	2,602,775
Parts inventory write-down	—		—	430,190
Amortization of deferred compensation expense	249,323		84,560	3,361,405
Settlement on legal payable	—		—	(350,000)
Forgiveness of interest receivable	—		—	3,074
Common stock issued for legal settlement	—		—	176,000
Common stock issued for services	64,350		—	529,350
Stock options issued for services	27,300		—	27,300
Warrants issued for services	134,975		101,646	236,621
(Loss) gain on fair value adjustment to embedded derivatives	(3,158,395)		629,752	(3,791,554)
Valuation of embedded derivatives in excess of gross proceeds included in private placement expenses	2,190,412		1,533,186	3,723,597
Changes in operating assets and liabilities:
Inventory	236, 111		—	236,111
Prepaid expenses and other assets	318,579		229,263	(96,774)
Accrued professional fees	(17,000)		(17,009)	484,500
Accounts payable and accrued expenses	(1,550,168)		25,526	622,912

Net Cash Used In Operating Activities	(2,036,031)		(2,148,155)	(9,033,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on purchase of machinery	—		—	(4,011,976)
Refund of deposit on purchase of machinery	—		—	741,000
Purchases of fixed assets	(30,490)		390	(190,413)
Acquisition of license/patent	—		—	(700,000)
Note receivable and accrued interest –related party	—		—	(238,074)

Net Cash (Used In) Provided by Investing Activities	(30,490)		390	(4,399,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock and warrants	—		—	10,556,970
Sale of convertible preferred stock	2,055,000		2,175,000	4,230,000

Net Cash Provided By Financing Activities	2,055,000		2,175,000	14,786,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,521)		27,235	1,354,277

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,365,798		442,762	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,354,277		$469,997	$1,354,277

NON CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of convertible preferred stock	$1,578,332		$498,439	$2,348,646

Dividends payable on convertible preferred stock	$19,419		$10,875	$30,294

Common stock issued for dividends on convertible preferred stock	$202,018		$50,751	$285,393

Common stock issued for conversion of preferred stock	$423,189		$—	$423,189

Preferred stock to be issued at December 31, 2005 was issued in 2006 as Series B, 7% convertible preferred stock	$1,567,500	$		$1,567,500

Common stock issued for license valued at $1.00 per share	$—		$—	$4,000,000

Warrants issued for deferred consulting services	$—		$—	$1,509,519

Common stock issued for deferred consulting expenses	$—		$—	$1,308,250

Common stock issued for accrued consulting expenses	$—		$—	$74,500

Options issued for deferred consulting services	$—		$—	$99,636

Common stock issued to consultant to settle contract dispute	$—		$—	$60,000

Deposits transferred into fixed assets and inventory	$—		$—	$1,307,087

Forgiveness and reclass of note receivable to acquisition of patent	$—		$—	$235,000

See accompanying notes to the condensed consolidated financial statements

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

(B) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses and notes payable to related parties at September 30, 2006 and December 31, 2005, approximate their fair value because of their relatively short-term nature.

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

SEPTEMBER 30, 2006

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

The long term warrants and the conversion feature of the convertible preferred stock are treated as a liability in the accompanying condensed consolidated balance sheets at September 30, 2006 and December 31, 2005 and are recorded at fair value. The change in fair value, for each reporting period, is recorded as other income (expense) in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, the Company recorded other gain relating to the fair value adjustment of $8,998,370 and $3,158,395 respectively. Also see Note 5.

(E) Research and Development

Research and development consists of all expenses associated with the R&D facility, salaries, engineering and consulting fees incurred in the development of the Company’s technology and are expensed as incurred.

For the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, the Company incurred research and development expenses of $301,120, $826,382, $46,766, $138,444 and $1,276,188 respectively.

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

G) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended September 30, 2005 and for the nine months ended September 30, 2006 12,543,527 and 24,480,336, respectively, of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive. Common stock equivalents to purchase approximately 13,353,630 shares of common stock were not included in the calculation of diluted earnings per share for the three months ended September 30, 2006 because the exercise prices were greater than the average market price of the Company’s common stock for the period.

Basic and diluted earnings per share are calculated as follows for the three months ended September 30, 2006:

Basic:
Income available to common stockholders	$7,407,598
Weighted average shares outstanding during the period	21,032,771

Basic earnings per share	$0.35

Diluted:
Income available to common stockholders	$7,407,598
Weighted average shares outstanding during the period	21,032,771
Effect of dilutive securities:
Stock options	231,706
Convertible preferred shares, net of related preferred stock dividends paid in common shares	10,523,037

Diluted weighted common shares outstanding	31,787,514

Diluted earning per share	$0.23

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

(H) Interim Consolidated Financial Statements

The condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(I) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, and related interpretations, to account for share-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2003 Stock Option Plan (“Option Plan”) and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is not necessary commensurate with the vesting term. For the three and nine months ended September 30, 2006, the Company recorded $96,805 and $207,803, respectively, of share-based compensation expense, net of estimated forfeitures, as a result of our adoption of SFAS 123(R).

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

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and nine months ended September 30, 2006, the Company did not record any excess tax benefit generated from stock option exercises since the Company is in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The table below shows the effect of adopting SFAS No. 123(R) on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123 for the nine months ended September 30, 2006.

	As Reported	Under APB No. 25
Net loss	$(538,259)	$(330,456)
Net cash used in operating activities (1)	$2,036,031	$2,036,031
Net cash provided by financing activities (1)	$2,055,000	$2,055,000
(1)	For the nine months ended September 30, 2006, the Company did not record any excess tax benefit generated from stock option exercises since the Company is in a net operating loss position and the income tax deduction will not yet reduce income taxes payable.

The Company estimates the fair value of each stock option at the grant date by using the Black- Scholes option pricing model under SFAS 123(R), which is the same valuation technique the Company previously used for pro forma disclosures under SFAS 123 with the following weighted average assumptions: no dividend yield for all years; expected volatility from 142% to 158%; risk-free interest rate of 3% and an expected life of 10 years.

SFAS 123(R) requires us to measure share-based compensation liability instruments at fair value as of January 1, 2006. Previously, the Company measured those liability instruments at their intrinsic value determined as of their grant date. There is no transition impact of adopting SFAS No. 123(R) attributable to measuring such liability instruments at fair value.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006. The transition impact of adopting SFAS No. 123(R), attributable to accruing for expected forfeitures on outstanding share-based awards, totaled $1,759,768

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

For the three and nine months ended September 30, 2006 and 2005 the weighted average grant date fair value of options granted was $0, $0.63, $0.81 and $0.81 per share, respectively, net of estimated option forfeitures.

As of September 30, 2006, there was a total of $778,216 of unrecognized compensation cost related to stock option grants.

(J) Recent Accounting Pronouncement

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

(K) Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

NOTE 3	RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, the Company incurred consulting expenses of $69,182, $196,941, $45,000, $135,000 and $1,303,441 respectively, from stockholders of the Company.

For the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, the Company incurred fees to members of the Board of Directors of $15,000, $40,000, $38,750, $122,250 and $203,583, respectively.

For the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, the Company incurred in share-based compensation to members of the Board of Directors of $52,843, $114,187, $0, $0, and $114,187, respectively.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

For the three and nine months ended September 30, 2006 and 2005, and for the period from July 17, 2002 (inception) through September 30, 2006, the Company incurred in share-based compensation to employees of $43,962, $113,742, $0, $0, and $113,742, respectively.

For the fees payable as of December 31, 2005, which amounted to $81,569 ($77,500 principal and $4,069 accrued interest), the Company entered into subordinated promissory notes on January 6, 2006. The promissory notes are subordinated to all other obligations of the Company and will become payable only when the Company becomes cash flow positive. The notes accrue interest at prime rate.

NOTE 4	STOCK OPTIONS

A summary of the status of the Company’s option plans as of and for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,600,000	$3.93
Granted	1,191,706	$1.10
Forfeited	(1,400,000)	$4.20

Outstanding at September 30, 2006	2,391,706	$2.53

Options exercisable at September 30, 2006	2,191,706	$2.66

Weighted average fair value of options granted to employees during the period from July 17, 2002 (Inception) through September 30, 2006	$2.53

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

The following table summarizes information about the stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$ 3.40	100,000	7.75	$3.40	100,000	$3.40
$ 3.96	50,000	7.50	$3.96	50,000	$3.96
$ 5.00	600,000	6.62	$5.00	600,000	$5.00
$ 8.00	50,000	7.08	$8.00	50,000	$8.00
$ 1.00	400,000	8.50	$1.00	200,000	$1.00
$ 1.39	750,000	9.62	$1.39	750,000	$1.39
$ 1.00	50,000	9.75	$1.00	50,000	$1.00
$ 0.75	160,000	9.75	$0.75	160,000	$0.75
$ 0.41	231,706	9.33	$0.41	231,706	$0.41

NOTE 5	PRIVATE PLACEMENT

(A) Series A Convertible Preferred Stock

The Company accounted for the Series A convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No. 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at September 30, 2006.

The accounting for the long and short term warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006 the fair value adjustment resulted in a gain of $109,267. In April 2006, prior to the expiration of the short term warrants, a majority of the short term warrants were exercised pursuant to the terms of the agreement. See (C) below for exercise of short term warrants. The unexercised warrants expired on April 12, 2006. The short term warrants were recorded at fair value, as determined by an independent valuation services firm, and were revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006 the fair value adjustment resulted in a loss of $114,604.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006, the fair value adjustment resulted in a gain of $177,436.

In May 2006, pursuant to the Securities Purchase Agreement dated April 12, 2005, one of the investors exercised a partial conversion of their convertible preferred stock. 250 shares of the convertible preferred stock, with a stated value of $1,000 per share, were converted into 500,000 shares of common stock at a conversion price of $0.50 per share, as per the terms of the agreement. In recording this transaction, the conversion feature of the associated convertible preferred stock was revalued as of the conversion date resulting in a valuation adjustment of $328,999 to the related embedded derivatives and a valuation adjustment of $10,417 to the convertible preferred stock. Additionally, an adjustment of $119,792 was recorded to convertible stock to reflect the reversal of prior period accretions.

The Company is required to make quarterly dividend payments of 6% on the $2,055,000 that it raised from the sale of 6% Series A convertible preferred stock. The initial dividend payment was due on June 1, 2005 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the nine months ended September 30, 2006 were $94,125. At September 30, 2006 the Company accrued dividends amounting to $10,875 which is included in accounts payable and accrued expenses.

(B) Series B Convertible Preferred Stock

The Company accounted for the Series B convertible preferred stock based on SAB Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at September 30, 2006.

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 and (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006 the fair value adjustment resulted in a gain of $547,693.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006, the fair value adjustment resulted in a gain of $411,566.

Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $2,127,893 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $560,394 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2006. Additionally the redemption value of the preferred stock of $1,567,500 is accreted to dividends over the redemption period of two years, which resulted in dividends of $569,064 for the nine months ended September 30, 2006.

The Company is required to make quarterly dividend payments of 7% on the $1,567,500 that it raised from the sale of 7% Series B convertible preferred stock. The initial dividend payment was due on March 1, 2006 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the nine months ended September 30, 2006 were $71,930. At September 30, 2006 the Company accrued dividends amounting to $9,144 which is included in accounts payable and accrued expenses.

In connection with the private placement, the Company incurred cash commissions of $84,250 and issued 301,750 warrants to the selling agents. The warrants were valued using the Black-Scholes pricing model. The fair value of these warrants is reflected as private placement expense and recorded as additional paid-in capital in the condensed consolidated financial statements. The cash payment of $84,250 is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

In July 2006, pursuant to a Securities Purchase Agreement dated May 17, 2006, one of the shareholders exercised a partial conversion of its convertible preferred stock. 50 shares of the convertible preferred stock, with a stated value of $1,000 per share, were converted into 100,000 shares of the Company’s common stock at a conversion price of $0.50 per share, according to the terms of the agreement. In recording this transaction, the conversion feature of the associated convertible preferred stock was re-valued as of the conversion date resulting in a valuation adjustment of $32,254 to the related embedded derivatives and a valuation adjustment of $14,583 to the convertible preferred stock.

(C) Series A-1 Convertible Preferred Stock

The Company accounted for the convertible preferred stock based on Staff Accounting Bulletin (“SAB”) Topic No. D-98, Classification and Measurement of Redeemable Securities and SEC

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Accounting Series Release No 268, Redeemable Preferred Stock. As such the convertible preferred stock is presented as mezzanine equity between the liabilities and equity sections in the accompanying condensed consolidated balance sheet at September 30, 2006.

The accounting for the long warrants issued with the preferred stock was determined under the guidance of SFAS 133, FASB FSP No. 150-1, FASB FPS No 150-5 (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly the warrants are treated as derivatives and classified as a liability. The long term warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006, the fair value adjustment resulted in a gain of $719,370.

The beneficial conversion feature relating to the preferred stock is also treated as an embedded derivative and is therefore classified as a current liability in accordance with SFAS 133. The conversion feature of the convertible preferred stock is recorded at fair value, as determined by an independent valuation services firm, and revalued each reporting period with the change in fair value recorded as other income (expense). For the nine months ended September 30, 2006 the fair value adjustment resulted in a gain of $1,307,667.

Since the long term warrants and the conversion feature were deemed to be embedded derivatives, the Company recorded the entire fair value of all the embedded derivatives at the transaction date as a liability. Since the total fair value of $3,080,584 exceeded the proceeds from the private placement, a $1 value was ascribed to the preferred stock, and the resulting difference between the value of the embedded derivatives and the proceeds from the private placement of $16,533 was recorded as private placement expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006. Additionally, the redemption value of the preferred stock of $2,055,000 is accreted to dividends over the redemption period of two years, which resulted in dividends of $375,937 for the nine months ended September 30, 2006.

The Company is required to make quarterly dividend payments of 6% on the $2,055,000 that it raised from the sale of 6% Series A-1 convertible preferred stock. The initial dividend payment was due on June 1, 2006 and quarterly thereafter. The payment is payable in either cash or common stock based on certain conditions being met. Dividends on preferred stock for the nine months ended September 30, 2006 were $35,963. At September 30, 2006 the Company accrued dividends amounting to $10,275 which is included in accounts payable and accrued expenses.

In connection with the private placement, the Company incurred cash commissions of $56,000 to the selling agents. The cash payment is also treated as private placement expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

One of the original holders of Short Term Warrants exercised half of its Short Term Warrants and assigned the other half to certain other persons, including Robert L. Devereux, a director of the Company, and Kenny Securities Corp. The Company paid $25,000 to the original holder and the transferees collectively also paid $25,000 to the original holder in consideration for the transfer.

In July 2006, pursuant to a Securities Purchase Agreement dated May 17, 2006, one of the investors exercised a partial conversion of their convertible preferred stock. 50 shares of the convertible preferred stock, with a stated value of $1,000 per share, were converted into 100,000 shares of common stock at a conversion price of $0.50 per share, according to the terms of the agreement. In recording this transaction, the conversion feature of the associated convertible preferred stock was revalued as of the conversion date resulting in a valuation adjustment of $31,728 to the related embedded derivatives and a valuation adjustment of $5,208 to the convertible preferred stock.

NOTE 6	COMMON STOCK

During the first quarter of 2006, the Company issued 105,000 shares of common stock as partial compensation for three non-employee Board members as approved by the Board of Directors. The shares were valued at $43,050 based on the stock price on the date of grant.

In May 2006, in conjunction with the Securities Purchase Agreement, dated April 12, 2005, for the sale of 6% Series A convertible preferred stock, the Company issued 500,000 shares of common stock to one of its investors as a partial conversion of their convertible preferred shares.

During the third quarter of 2006, the Company issued 200,000 shares of common stock as partial conversion associated with the Series B and Series A1 convertible preferred stock.

During the third quarter of 2006, the Company issued 140,000 shares of common stock as partial compensation for four non-employee Board members as approved by the Board of Directors. The shares were valued at $105,000 based on the stock price on the day of the grant.

During the third quarter of 2006, the Company issued 105,000 shares of common stock as partial compensation, in the amount of $64,350, to a related party. The shares were valued based on the stock price on the day of the grant.

Pursuant to the Securities Purchase Agreement, dated April 12, 2005 for the sale of 6% Series A convertible preferred stock, for the nine months ended September 30, 2006, the Company issued 202,960 shares of common stock as payments of dividends valued at $94,125.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Pursuant to the Securities Purchase Agreement, dated January 4, 2006 for the sale of 7% Series B convertible preferred stock, for the nine months ended September 30, 2006, the Company issued 151,591 shares of common stock as payments of dividends valued at $71,930.

Pursuant to the Securities Purchase Agreement, dated May 17, 2006 for the sale of 6% Series A1 convertible preferred stock, for the nine months ended September 30, 2006, the Company issued 84,415 shares of common stock as payments of dividends valued at $35,963.

NOTE 7	COMMITMENTS AND CONTINGENCIES

Litigation

The Company was a defendant in a lawsuit whereby the plaintiff contended that it was entitled to a commission for allegedly procuring financing for a transaction. The plaintiff was seeking damages totaling $175,584, plus interest from December 31, 2002. In September 2006, the Company reached a Stipulation and Settlement Agreement with the plaintiff whereby the Company made a payment of $30,000 in full consideration for the dismissal, with prejudice, of all claims filed against the Company.

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

Liquidated Damages

The Company’s registration rights agreements applicable to the Company’s Series A and Series B preferred stock require the Company to pay liquidated damages, and potentially trigger early premium redemption rights, if the Company does not timely file required registration statements, or if the Company does not keep them continuously effective for the required amount of time. The Company’s registration statement filings applicable to the Series A and Series B preferred stock registration statements were not effective timely. The filings became effective in July 2006. Liquidated damages pertaining to the non-effectiveness of the registration statements amounted to $343,766 and have been accrued in the accompanying condensed consolidated financial statements. No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

DDS TECHNOLOGIES USA, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 8	SUBSEQUENT EVENTS

During October 2006 the Company amended stock options issued to one of its employee’s. The Company decreased the option exercise price from $5 per share to $1 per share on all 600,000 fully vested options. In re-valuing the options, using the Black-Scholes pricing model, there was no incremental charge to our operating results.

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

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on the Company’s management beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-QSB and may be detailed from time to time in other reports the Company files with the Securities and Exchange Commission, including on Forms 8-K and 10-KSB.

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

The Company operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can the Company assess the impact of all of those risks on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The Company believes these forward-looking statements are reasonable. Further, forward-looking statements speak only as of the date they are made, and unless required by law, the Company expressly disclaims any obligation or undertaking to update publicly any of them in light of new information or future events. You should not place undue reliance on any forward-looking statements.

In this Quarterly Report on Form 10-QSB, “Company,” “the Company,” “us,” “our” and “DDS” refer to DDS Technologies USA, Inc., a Nevada corporation and its subsidiary, unless the context requires otherwise.

Background

The Company is currently a development stage company with no revenues to date. The Company holds a patent for a dry disaggregation technology, which dry separates agricultural products and sorts them according to various properties. The technology may have applications across numerous industries. The Company intends to fully commercialize its technology. The technology is expected to produce, as a final product, either highly micronized particles, based on customers requirements, or various fractions of separated materials.

The Company commenced business in July 2002 when its founders formed DDS Holdings, Inc. to acquire rights to, and commercialize a patented dry disaggregation system technology in North, South and Central America, the Caribbean (excluding Cuba) and Africa. The founders and initial investors subsequently acquired control of Black Diamond Industries, Inc., a Florida corporation, in a reverse merger on November 14, 2002. Black Diamond Industries, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. Thereafter (in December 2002), Black Diamond Industries, Inc. reincorporated in Delaware and changed its name to DDS Technologies USA, Inc. (“DDS Delaware”). On April 4, 2003, the holders of approximately 88% of the outstanding shares of DDS Delaware exchanged their shares for shares representing approximately 97% of the shares of Fishtheworld Holdings, Inc., a Florida corporation. Thereafter (in May 2003), Fishtheworld Holdings, Inc. effected a reincorporation merger in the State of Nevada and changed the name of the corporation to DDS Technologies USA, Inc. (“DDS Nevada”). Fishtheworld Holdings, Inc. was a public company that conducted no business other than to seek a suitable acquisition partner. On October 17, 2005, the Company merged DDS Delaware into us and DDS Holdings became a direct wholly-owned subsidiary of ours. The Company has never been subject to any bankruptcy, receivership or similar proceedings.

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

The Company believes the following are among the most critical accounting policies that impact our condensed consolidated financial statements. The Company suggests that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition or Plan of Operations:

A.	The Company evaluates impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, the Company has recognized an impairment charge of $2,602,775 on our long-lived assets during the year ended December 31, 2005.

B.	The Company accounts for its embedded derivatives by applying the provisions of SFAS 133. In applying those provisions, the Company recognized a loss from the fair value adjustment to the embedded derivatives of $3,185,395 for the nine months ended September 30, 2006.

Results of Operations

From July 17, 2002 (inception) through September 30, 2006, the Company has incurred an accumulated deficit of $20,065,297.

To date, the Company has yet to achieve revenues from operations. During the nine months ended September 30, 2006 and 2005, the Company incurred operating expenses of $2,868,477 and $2,265,306, respectively. The increase in operating expenses is primarily due to; a) establishment of an R&D facility including the cost associated with the reclassification of a DDS machine for developmental purposes, b) recording of charges for potential liquidated damages pursuant registration rights agreement c) a decrease in professional fees and d) a decrease in legal fees. Private placement expenses of $877,152 primarily represent the valuation of embedded derivatives in excess of gross proceeds and the cash paid and the fair value of warrants issued in association with the funds raised in the private placement completed during this period. During the nine months ended September 30, 2006, the Company also recognized a gain of $3,158,395 as a result of revaluing the embedded derivatives as of September 30, 2006 related to the sale of the series A, Series B and Series A1 convertible preferred stock.

During the three months ended September 30, 2006 and 2005, the Company incurred operating expenses of $838,864 and $868,535, respectively. The decrease in operating expenses is primarily due to: a) establishment of an R&D facility including the cost associated with the reclassification of a DDS machine for developmental purposes, b) recording of charges for potential liquidated damages pursuant registration rights agreement, c) an increase in salaries, d) a decrease in professional fees and e) a decrease litigation settlement. During this quarter the Company also recognized a gain of $8,998,370 as a result of revaluing the embedded derivatives as of September 30, 2006 related to the sale of the series A, Series B and Series A1 convertible preferred stock.

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

The registration rights agreements applicable to our Series A, Series B and Series A1 preferred stock require us to pay liquidated damages, and potentially trigger early premium redemption rights, if the Company does not timely file required registration statements, or if the Company does not keep them continuously effective for the required amount of time. Liquidated damages pertaining to the non effectiveness of the registration statements have been accrued in the accompanying condensed consolidated financial statements (See Note 7 in the accompanying condensed consolidated financial statements). No amounts have been or will be accrued for any potential redemption rights unless such rights are exercised.

New Accounting Pronouncement

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Liquidity and Capital Resources

To date, the Company has funded its losses, license payments and patent acquisitions through the private sale of common and preferred stock and financing from accredited investors. On May 17, 2006 the Company completed a private placement for the sale of convertible preferred stock to accredited investors resulting in net proceeds of $1,999,000. This sale was the result of the exercise of the majority of the short term warrants that were issued in connection with the Series A convertible preferred stock in April 2005. Our cash balance at September 30, 2006 was $1,354,277. Based on this balance the Company believes that it will be able to fund our operations into the first quarter of 2007. Subsequently, the Company plans to fund its operation partially from potential initial sales and from seeking to raise additional funds through another private placement. Without demonstrating commercial feasibility, securing customers or both, the Company believes that it may not be able to secure additional capital necessary to fund operations through private placements of our securities, or achieve sufficient revenues to operate at a cash flow breakeven.

In connection with this most recent private placement, the Company is required to make a 6% annual dividend payment, payable quarterly in arrears in cash, or in common stock if certain “Equity Conditions”, as defined, are met. Having met these “Equity Conditions” in September, the Company issued shares of common stock in partial settlement of dividends payable.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit whereby the plaintiff contended that it was entitled to a commission for allegedly procuring financing for a transaction. The plaintiff was seeking damages totaling $175,584, plus interest from December 31, 2002. In September the Company reached a Stipulation and Settlement Agreement with the plaintiff whereby the Company agreed to make a payment of $30,000 in full consideration for the dismissal, with prejudice, of all claims filed against the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2006, the Company issued 219,209 shares of common stock as dividend payment due pursuant to the: a) April 12, 2005 sale of 6% Series A Convertible Preferred Stock, b) January 4, 2006 sale of 7% Series B Convertible Preferred Stock and c) May 17, 2006 sale of 6% Series A1 Convertible Preferred Stock.

During the third quarter of 2006, the Company issued 200,000 shares of common stock as partial conversion associated with the Series B and Series A1 convertible preferred stock.

During the third quarter of 2006, the Company issued 140,000 shares of common stock as partial compensation for four non-employee Board members as approved by the Board of Directors.

During the third quarter of 2006, the Company issued 105,000 shares of common stock as partial compensation for a consultant according to the terms of the consulting agreement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2006.

Date: November 13, 2006	By:	/s/ Spencer L. Sterling
Spencer L. Sterling
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Joseph N. Fasciglione
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